Form 10-Q
period 2021-06-30
TCW Direct Lending VIII LLC
filed 2021-08-27
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 814-01420

TCW DIRECT LENDING VIII LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-3307898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 936-2275

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2021, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 27, 2021 was 10.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

TCW DIRECT LENDING VIII LLC

Statement of Assets and Liabilities

	As of June 30, 2021 (unaudited)	As of May 27, 2021 (Inception)
Assets
Cash equivalents	$1,000	$1,000

Total Assets	$1,000	$1,000

Member’s Capital
Units (10 units issued and outstanding)	$1,000	$1,000

Total Member’s Capital	$1,000	$1,000

Net Asset Value Per Unit	$100.00	$100.00

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Changes in Member’s Capital (Unaudited)

For the period from May 27, 2021 (Inception) to June 30, 2021
Increase in Member’s Capital Resulting from Capital Activity
Contributions	$—

Total Increase in Member’s Capital Resulting from Capital Activity	—

Total Increase in Member’s Capital	—

Member’s Capital, beginning of period	1,000

Member’s Capital, end of period	$1,000

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited)

June 30, 2021

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VIII LLC (the “Company”), was formed as a Delaware limited liability company on September 3, 2020. The Company expects to conduct a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On May 27, 2021 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. As of June 30, 2021, no operations have occurred other than the sale of the Units to TAMCO.

The Company intends to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company will be required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

2. Significant Accounting Policies

Basis of Presentation: The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”).

The statement of operations has been omitted because the Company did not earn any income or incur any expenses for the period from Inception Date to June 30, 2021. In addition, the statement of cash flows has been omitted because no transactions occurred during the period from Inception Date to June 30, 2021.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of statement of assets and liabilities. Actual results could differ from those estimates, and such differences could be material.

Organization and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs will be accumulated and charged directly to Member’s Capital at the end of the period during which the Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering expenses in connection with the offering of the Units through the Closing Period. If the initial offering is not successful, the Company’s adviser or its affiliates will incur such costs. As there has been no formal commitment of external capital as of the date of issuance of these financial statements, no such costs have been recorded by the Company.

Cash Equivalents: Cash equivalents are comprised of cash in a money market account. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

3. Member’s Capital

As of June 30, 2021, the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to TAMCO.

4. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that require recognition or disclosure in these financial statements other than those described below.

On July 22, 2021 the Company filed an election to be treated as a BDC under the 1940 Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Direct Lending VIII LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Direct Lending VIII LLC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	the impact of the novel strain of coronavirus known as “COVID-19” on the global economy, our industry, our business and our targeted investments;

•

an economic downturn, such as the downturn associated with the COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•

an economic downturn, such as the downturn associated with the COVID-19 pandemic, could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•

interest rate volatility, including volatility associated with the decommissioning of LIBOR, could adversely affect our results, particularly since we intend to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the Private Credit Group of the adviser;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the adviser and administrator;

•

our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in the Form 10 that we filed with the SEC on July 21, 2021 and in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward- looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

Overview

We were formed on September 3, 2020 as a limited liability company under the laws of the State of Delaware. We expect to conduct a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

We are an externally managed, closed-end, non-diversified management investment company. On July 22, 2021, we filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a BDC and a RIC, we will be are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are currently in the development stage and have not commenced investment operations. Since inception, there has been no activity. TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. To date, our efforts have been limited to organizational activities. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering expenses in connection with the offering of the Units through the Closing Period. If the initial offering is not successful, the Company’s adviser or its affiliates will incur such costs. As there has been no formal commitment of external capital as of the date of issuance of these financial statements, no such costs have been recorded by us.

We anticipate commencing our loan origination and investment activities on the date we issue Units to persons not affiliated with the adviser, which we refer to as the “Initial Closing Date.” We expect the Initial Closing Date to occur in the third quarter of 2021.

Units issued on the Initial Closing Date will be issued for the Original Issuance Price. In addition, pursuant to the LLC Agreement, Unitholders will be obligated to make additional capital contributions to us of $99.99 in respect of each Unit. All Units that are issued will be issued prior to the end of the Closing Period.

Revenues

We plan to generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the Private Credit Group has not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We will be primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an investment vehicle. While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement.

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities in connection with our operations, administration and transactions, including, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c)

fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the adviser or the administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement including payments based upon our allocable portion of the administrator’s overhead in performing its obligations, including the allocable portion of the cost of our chief compliance officer, chief legal officer and chief financial officer and their respective staff; (j) transfer agent, sub-administration and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes or other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other personnel (including employees and secretarial and other staff of the administrator) to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with our termination, liquidation or dissolution or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

However, we will not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the adviser in year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, out-of-pocket expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

We are permitted to enter into a credit facility. In connection with borrowings, our lenders may require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, the Subscription Agreement contractually obligates each of our investors to fund their respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

Financial Condition, Liquidity and Capital Resources

We are currently in the development stage and have not commenced investment operations. TAMCO has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. We have agreed to repay TAMCO and its affiliates for organization and offering expenses incurred up to a maximum amount equal to 10 basis points of the aggregate Commitments, in connection with the offering of Units through the Closing Period, upon receipt of a formal commitment of external capital.

We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of June 30, 2021, we have not commenced operations and there has been no activity since inception.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10 filed on July 21, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

We have issued and sold 10 Units at an aggregate purchase price of $1,000 to TAMCO. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Index

3.1	Certificate of Formation(1)

3.2	Limited Liability Company Agreement(1)

3.3	Amended and Restated Limited Liability Company Agreement(2)

10.1	Investment Advisory and Management Agreement, by and between TCW Direct Lending VIII LLC and TCW Asset Management Company LLC(2)

10.2	Administration Agreement, by and between TCW Direct Lending VIII LLC and TCW Asset Management Company LLC(2)

10.3	License Agreement, by and between TCW Direct Lending VIII LLC and TCW Asset Management Company LLC(2)

10.4	Indemnification Agreement(2)

10.5	Custody Agreement, by and between TCW Direct Lending VIII LLC and U.S. Bank National Association(2)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1) Incorporated by reference from the Company’s Form 10, as filed with the Securities and Exchange Commission on May 25, 2021

(2) Incorporated by reference from the Company’s Amended Form 10, as filed with the Securities and Exchange Commission on

July 21, 2021

*Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VIII LLC
Date: August 27, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 27, 2021	By:	/s/ Andrew Kim
Andrew Kim
Chief Financial Officer