Form 10-Q
period 2021-09-30
TCW Direct Lending VIII LLC
filed 2021-11-05
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 5, 2021 was 10.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

TCW DIRECT LENDING VIII LLC

Statement of Assets and Liabilities

	As of September 30, 2021 (unaudited)	As of May 27, 2021 (Inception)
Assets
Cash equivalents	$1,000	$1,000

Total Assets	$1,000	$1,000

Member’s Capital
Units (10 units issued and outstanding)	$1,000	$1,000

Total Member’s Capital	$1,000	$1,000

Net Asset Value Per Unit	$100.00	$100.00

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Changes in Member’s Capital (Unaudited)

For the period from May 27, 2021 (Inception) to September 30, 2021
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

September 30, 2021

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VIII LLC (the “Company”), was formed as a Delaware limited liability company on September 3, 2020. The Company expects to conduct a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On May 27, 2021 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. As of September 30, 2021, no operations have occurred other than the sale of the Units to TAMCO.

On July 22, 2021 the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company will be required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

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

The statement of operations has been omitted because the Company did not earn any income or incur any expenses for the period from Inception Date to September 30, 2021. In addition, the statement of cash flows has been omitted because no transactions occurred during the period from Inception Date to September 30, 2021.

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

3. Member’s Capital

As of September 30, 2021, the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to TAMCO.

4. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that require recognition or disclosure in these financial statements.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

●	the impact of the novel strain of coronavirus known as “COVID-19” on the global economy, our industry, our business and our targeted investments;

●

an economic downturn, such as the downturn associated with the COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

●

an economic downturn, such as the downturn associated with the COVID-19 pandemic, could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

●	a contraction of available credit could impair our lending and investment activities;

●	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●

interest rate volatility, including volatility associated with the decommissioning of LIBOR, could adversely affect our results, particularly since we intend to use leverage as part of our investment strategy;

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	our contractual arrangements and relationships with third parties;

●	the ability of our portfolio companies to achieve their objectives;

●	competition with other entities and our affiliates for investment opportunities;

●	an inability to replicate the historical success of any previously launched fund managed by the Private Credit Group of the adviser;

●	the speculative and illiquid nature of our investments;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;

●	the loss of key personnel;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of the adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the adviser and administrator;

●

our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”);

●	the effect of legal, tax and regulatory changes; and

●	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in the Form 10 that we filed with the SEC on July 21, 2021 and in this report.

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

We anticipate commencing our loan origination and investment activities on the date we issue Units to persons not affiliated with the adviser, which we refer to as the “Initial Closing Date.” We expect the Initial Closing Date to occur in the fourth quarter of 2021.

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

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of September 30, 2021, we have not commenced operations and there has been no activity since inception.

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

TCW DIRECT LENDING VIII LLC
Date: November 5, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 5, 2021	By:	/s/ Andrew Kim
Andrew Kim
Chief Financial Officer