Form 10-K
period 2021-12-31
TCW Direct Lending VIII LLC
filed 2022-03-28
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Limited Liability Company Units

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

As of December 31, 2021, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at March 28, 2022 was 4,543,780.

Documents Incorporated by Reference

TCW Direct Lending VIII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2022, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING VIII LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	the impact of the novel strain of coronavirus known as “COVID-19” and variants of COVID-19, on the global economy, our industry, our business and our targeted investments;

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our future portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our future investments in such portfolio companies;

•

an economic downturn, such as the downturn associated with the COVID-19 pandemic, could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit could impair our future lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•

interest rate volatility, including volatility associated with the decommissioning of LIBOR, could adversely affect our results, particularly since we intend to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our future portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our future portfolio companies to achieve their financial and other business objectives and the impact of the COVID-19 pandemic thereon;

•	competition with other entities and our affiliates for investment opportunities;

•

the impact of changing market conditions and lending standards on our ability to compete with other industry participants, including other business development companies, private and public funds, individual and institutional investors, and financial institutions for investment opportunities;

•	uncertainty surrounding the impact of the current COVID-19 pandemic on the financial stability of the United States and global economies;

•

the social, geopolitical, financial, trade and legal implications of the trade and cooperation agreement arising from Brexit, as well as future agreements between the United Kingdom and various countries in the European Union;

•	pandemics or other serious public health events, such as the ongoing global outbreak of COVID-19;

•	an inability to replicate the historical success of any previously launched fund managed by the private credit group of the TCW Group, Inc.’s wholly owned subsidiary (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);

•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russia and China, including the effect of the current COVID-19 pandemic;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the adviser and administrator;

•

our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

“TCW Direct Lending VIII LLC,” “Company,” “we,” “us,” and “our” refers to TCW Direct Lending VIII LLC, a Delaware limited liability company.

The “Adviser” refers to a wholly owned subsidiary of the TCW Group, Inc.

Item 1. Business

(a)	General Development of Business

We were formed on September 3, 2020 as a limited liability company under the laws of the State of Delaware. We expect to conduct a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million.

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that will use the same investment strategy employed by the Private Credit Group over the past 21 years.

Although we will be primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment, in combination with a debt investment. Our investments will mostly be made in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is expected to be between $25 million and $150 million. We estimate the general maturity and duration for our investments to be approximately five years. We currently expect to focus our investments in portfolio companies in a variety of industries. While we intend to focus on investments in middle market companies, we may invest in larger or smaller companies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

The issuers in which we intend to invest will typically be highly leveraged, and, in most cases, these investments will not be rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

Because we intend to qualify as a RIC under the Code, our portfolio will be subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Consequences.” In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Units (the “Commitments”) in any single portfolio company.

We may borrow money from time to time, but do not intend to exceed a 1:1 debt-to-equity ratio, or such other maximum amount as may be permitted by applicable law. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred units issued by the Company (the “Preferred Units”) to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred units would be borne by the holders of the Units (each, a “Unitholder”). See “Item 1A. Risk Factors—Borrowing Money.”

The Adviser

Our investment activities will be managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser will manage our day-to-day operations and provide investment advisory and management services to us pursuant to the investment management and advisory agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $264 billion of assets as of December 31, 2021. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including TCW Direct Lending LLC and TCW Direct Lending VII LLC (together with their five predecessor funds, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

The Private Credit Group

The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group is launching the Company as its eighth Direct Lending Fund. The Private Credit Group is led by Richard Miller and currently includes a group of 21 investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

The Private Credit Group and other investment professionals of the Adviser have extensive experience in the capital markets, including work on deal origination, due diligence, transaction structuring, and portfolio management in the public and private markets across a wide spectrum of securities and industries. The Adviser believes that the experience of its investment professionals, and the Private Credit Group in particular, should position us to achieve attractive risk-adjusted returns.

The investment approach of the Private Credit Group is primarily to originate and invest in loans to middle market companies and generally focuses on the following:

•	Investing in adjustable-rate, senior secured investment opportunities;

•	Maintaining a principal preservation/absolute return focus;

•	Investing capital in a disciplined manner with an eye towards finding opportunities in both positive and negative markets, without attempting to time markets; and

•	Evaluating investment opportunities on a risk-adjusted return basis.

We will employ the investment approach and strategy the Private Credit Group developed and implemented over the past 21 years of investing in the middle markets. The approach will focus on the fundamental objectives of preserving capital and generating attractive risk-adjusted returns.

The Private Credit Group’s Investment Committee

The Private Credit Group’s investment committee (the “Investment Committee”) evaluates and approves all investments by the Adviser. The Investment Committee process is intended to bring the diverse experiences and perspectives of the committee members to the analysis and consideration of every investment. The Investment Committee determines appropriate investment sizing, structure, pricing, and ongoing monitoring requirements for each investment, thus serving to provide investment consistency and adherence to the Adviser’s investment philosophies and policies. In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. The team’s investment professionals are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and enables the investment team members to work more efficiently. Each proposed transaction is presented to the Investment Committee for consideration in a formal written report. Each of our new investments, and the disposition or sale of each existing investment, must be approved by the Investment Committee.

The Adviser will keep our board of directors well informed as to the identity and title of each member of its Investment Committee and provide to the Company’s board of directors such other information with respect to such persons and the functioning of the Investment Committee and the Private Credit Group as the board of directors may from time to time request.

The Investment Committee will initially be composed of five members of the Private Credit Group. The members of the Investment Committee are Richard T. Miller, Suzanne Grosso, Ryan Carroll, Mark Gertzof and David Wang. Richard T. Miller, Suzanne Grosso, Mark Gertzof and David Wang, are referred to as “Key Persons” of the Company.

We expect to use the expertise of the members of the Investment Committee/Key Persons (including Mr. Miller, Ms. Grosso,

Mr. Carroll, Mr. Gertzof, and Mr. Wang), and the Private Credit Group to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by the Private Credit Group will enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies. For additional information concerning the competitive risks we face. See “Item 1A. Risk Factors—Competition for Investment Opportunities.”

Investment Management and Advisory Agreement

Pursuant to the Advisory Agreement, the Adviser will:

•	determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	determine the assets we will originate, purchase, retain or sell;

•	close, monitor and administer the investments we make, including the exercise of any rights in our capacity as a lender; and

•	provide us such other investment advice, research and related services as we may, from time to time, require.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the Advisory Agreement, the Adviser will receive a management fee and an incentive fee from us as described below.

The Advisory Agreement was approved by our board of directors at the initial board meeting. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

The Adviser will not assume any responsibility to us other than to render the services described in, and on the terms of, the Advisory Agreement and the Administration Agreement, and will not be responsible for any action of our board of directors in declining to follow the advice or recommendations of the Adviser. Under the terms of the Advisory Agreement, the Adviser (and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) and any person who otherwise serves at the request of the board of directors on our behalf (in each case, an “Indemnitee”) will not, in the absence of its own willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such Indemnitee’s respective position, be liable to us or to our investors for (a) any mistake in judgment, (b) any act performed or omission made by it or (c) losses due to the mistake, action, inaction or negligence of our other agents.

We will indemnify each Indemnitee for any loss, damage or expense incurred by such Indemnitee on our behalf or in furtherance of the interests of our investors or otherwise arising out of or in connection with the Company, except for losses (x) arising from such Indemnitee’s own willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such Indemnitee’s position or losses due to a violation of an applicable law or regulation by the Indemnitee or (y) arising from the Indemnitee defending an actual or threatened claim, action, suit or proceeding against the Indemnitee brought or initiated by the Company, the board of directors of the Company and/or the Adviser (or brought or initiated by the Indemnitee against the Company, the board of directors of the Company and/or the Adviser). If we do not have sufficient available funds to satisfy such an indemnification liability or obligation and each Unitholder has already made aggregate contributions pursuant to drawdowns equal to such Unitholder’s Commitment plus amounts that can be recalled, then we may require that each Unitholder return distributions we have previously made to such Unitholder to satisfy its proportionate share of the shortfall; provided, however, that no Unitholder shall be required (i) to return an aggregate amount in excess of the lesser of (a) the aggregate amount of distributions we made to such Unitholder and (b) 25% of such Unitholder’s aggregate Commitment or (ii) to return amounts distributed to such Unitholder more than three years prior to the date such Unitholder is informed of a potential indemnification claim.

U.S. federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Advisory Agreement will constitute a waiver or limitation of any rights that we may have under any applicable federal or state securities laws.

Management Fee

We will pay to the Adviser, quarterly in arrears, a management fee (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of our portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee for any partial month or quarter will be appropriately pro-rated. While the Management Fee will accrue from the Initial Closing Date, the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company.

Incentive Fee

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)

First, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their aggregate capital contributions in respect of all Units;

(b)

Second, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions equal to an 8.0% internal rate of return on their aggregate capital contributions in respect of all Units (the “Hurdle”);

(c)

Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 15% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Unitholders in respect of all Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and

(d)	Thereafter, the Adviser will be entitled to an Incentive Fee equal to 15% of additional amounts otherwise distributable to Unitholders, with the remaining 85% distributed to the Unitholders.

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders.

Example Incentive Fee Calculations

Case #1 (5.00% return on contributed capital)

Assume $100.00 of aggregate contributed capital, with the entire amount contributed on January 1.

The Company produces $5.00 of net profit over the year (after payment of all Company expenses including the Management Fee) and liquidates on December 31, designating $105.00 for distribution and Incentive Fee payments.

Step 1: Unitholders receive distributions totaling their $100.00 of aggregate contributed capital. There remains $5.00 designated for distribution and Incentive Fee payments.

Step 2: Unitholders are entitled to 100% of the remaining amount until they have received an 8% annual return on their unreturned contributed capital, which in this case totals $8.00. The remaining $5.00 is distributed to the Unitholders in satisfaction of this entitlement, leaving no further amounts designated for distribution and Incentive Fee payments.

In this case the total Incentive Fee received by the Adviser is $0.00, or 0% of the $5.00 of net profit to the Company.

Case #2 (8.75% return on contributed capital)

Assume $100.00 of aggregate contributed capital, with the entire amount contributed on January 1.

The Company produces $8.75 of net profit over the year (after payment of all Company expenses including the Management Fee) and liquidates on December 31, designating $108.75 for distribution and Incentive Fee payments.

Step 1: Unitholders receive distributions totaling their $100.00 of aggregate contributed capital. There remains $8.75 designated for distribution and Incentive Fee payments.

Step 2: Unitholders are entitled to 100% of the remaining amount until they have received an 8% annual return on their unreturned contributed capital, which in this case totals $8.00. $8.00 is distributed to the Unitholders in satisfaction of this entitlement. There remains $0.75 designated for distribution and Incentive Fee payments.

Step 3: The Adviser is entitled to 100% of the remaining amount until it has received 15% of total distributions and Incentive Fee payments in excess of contributed capital, which in this case totals approximately $1.41. The remaining $0.75 is paid to the Adviser as an Incentive Fee, leaving no further amounts designated for distribution and Incentive Fee payments.

In this case the total Incentive Fee received by the Adviser is $0.75, or 8.57% of the $8.75 of net profit to the Company.

Case #3 (12.00% return on contributed capital)

Assume $100 of aggregate contributed capital, with the entire amount contributed on January 1.

The Company produces $12.00 of net profit over the year (after payment of all Company expenses including the Management Fee) and liquidates on December 31, designating $112.00 for distribution and Incentive Fee payments.

Step 1: Unitholders receive distributions totaling their $100.00 of aggregate contributed capital. There remains $12.00 designated for distribution and Incentive Fee payments.

Step 2: Unitholders are entitled to 100% of the remaining amount until they have received an 8% annual return on their unreturned contributed capital, which in this case totals $8.00. $8.00 is distributed to the Unitholders in satisfaction of this entitlement. There remains $4.00 designated for distribution and Incentive Fee payments.

Step 3: The Adviser is entitled to 100% of the remaining amount until it has received 15% of total distributions and Incentive Fee payments in excess of contributed capital, which in this case totals approximately $1.41. Such amount is paid to the Adviser as an Incentive Fee in satisfaction of this entitlement. There remains approximately $2.59 designated for distribution and Incentive Fee payments.

Step 4: Unitholders are entitled to 85% of the remaining amount and the Adviser is entitled to 15% of the remaining amount. Therefore, the Unitholders receive approximately $2.20 in additional distributions while the Adviser receives approximately $0.39 in additional Incentive Fee payments.

In this case the total Incentive Fee received by the Adviser is $1.80, or 15.00% of the $12.00 of net profit to the Company.

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the agreement or our terminating the agreement for cause (as set out in the Advisory Agreement), we will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all our investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all our outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee. We will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated. The Adviser Return Obligation (defined below) will not apply in connection with a Final Incentive Fee Payment.

Adviser Return Obligation

After we have made our final distribution of assets in connection with our dissolution, if the Adviser has received aggregate payments of Incentive Fees in excess of the amount the Adviser was entitled to receive pursuant to “Incentive Fee” above, then the Adviser will return to us, on or before 90 days after such final distribution of assets, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event will the Adviser be required to return to us an amount greater than the aggregate Incentive Fees paid to the Adviser, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees, over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation.

Administration Agreement

We entered into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records and otherwise assist with our compliance with BDC and RIC rules, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Unitholders and reports and other materials to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value, oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator, subject to review of our board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to Company Expenses Limitation (as defined herein). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses” below.

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to us or any of our Unitholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. We will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it.

Expenses

Subject to the Company Expenses Limitation (as defined below), we, and indirectly our Unitholders, shall bear and be responsible for all costs, expenses and liabilities in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) Organizational Expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by TCW as a feeder fund for Fund VIII and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with, evaluating and making investments; (e) costs associated with our reporting and compliance obligations under the 1940 Act, 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of the Board or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of us or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by us or the Administrator in connection with administering our business.

Notwithstanding the foregoing, we will not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for Organizational Expenses and offering expenses in connection with the offering of Units through the Closing Period (see “The Private Offering—Closing Period”) and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, Organizational Expenses and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, out-of-pocket expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, costs and expenses relating to any reorganization or liquidation of the Company, directors, and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing supervisory investment management services for us. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all our expenses that we will not bear, as set forth above, will be borne by the Adviser or its affiliates.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement.

License Agreement

We will enter into a license agreement (the “License Agreement”) with an affiliate of the Adviser, pursuant to which we will be granted a non-exclusive license to use the name “TCW”. Under the License Agreement, we will have a right to use the “TCW” name and logo for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “TCW” name or logo.

Competition

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks that underwrite initial public offerings, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code will impose on us as a BDC and a RIC.

Derivatives

We do not expect derivatives to be a significant component of our investment strategy. We retain the flexibility, however, to utilize hedging techniques, such as interest rate swaps, to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

We also may use various hedging and other risk management strategies to seek to manage additional risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against foreign currency fluctuations vis-à-vis the U.S. Dollar or possible adverse changes in the market value of securities held in our portfolio.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our Units that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

The Private Offering

In connection with its subscription for Units, each of our investors will make a Commitment to us and will receive one Unit for every one hundred dollars of such investor’s accepted Commitment (for example, an investor making a Commitment of $200 million would be issued two million Units). Each Unit will be issued for a purchase price of $0.01 per Unit (the “Original Issuance Price”) and will obligate the Unitholder to make additional future capital contributions of $99.99. The amount that remains to be drawn down with respect to a Unit is referred to as that Unit’s “Undrawn Commitment.” The minimum Commitment by an investor will be $10 million (i.e., 100,000 Units), although Commitments of lesser amounts may be accepted at our discretion.

Each investor will be required to enter into a subscription agreement in connection with its Commitment (a “Subscription Agreement”). The Subscription Agreement sets forth, among other things, the terms and conditions upon which the investors will purchase Units, the circumstances under which we may draw down capital from investors, certain covenants that all investors must agree to, and the remedies available to us in the event that an investor defaults on its obligation to make capital contributions. If an investor fails to fund its capital contribution, interest will accrue at the default rate (as defined herein) on the outstanding unpaid balance of such capital contribution, from and including the date such capital contribution was due until the earlier of the date of payment of such capital contribution by such investor. The “Default Rate” with respect to any period shall be the lesser of (a) a variable rate equal to the prime rate in effect, from time to time, during such period plus 6% or (b) the highest interest rate for such period permitted by applicable law. We may waive the requirement to pay interest, in whole or in part. In addition, the Subscription Agreement includes an Investor Suitability Questionnaire designed to ensure that all investors are “qualified purchasers” as defined in the 1940 Act, and also are either (i) “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act, or (ii) in the case of Units sold outside the United States, persons that are not “U.S. persons” in accordance with Regulation S under the Securities Act.

While we expect each Subscription Agreement to reflect the terms and conditions summarized in the preceding paragraph, we reserve the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors, subject to applicable law. No Unitholder will be granted, in its Subscription Agreement, the right to invest in Units on more favorable economic terms and conditions than other Unitholders.

Closing Period

The first date on which we will accept Subscription Agreements and issue Units to persons not affiliated with the Adviser is referred to as the “Initial Closing Date.” On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million.

After the Initial Closing Date, we expect to hold a limited number of additional closings at which we will issue Units. We expect the additional closings to occur during the 12 month period following the Initial Closing Date and that the period during which Units are being offered (the “Closing Period”) will terminate upon the twelve-month anniversary of the Initial Closing Date; provided, however, investors admitted as Initial Closing Members that participate in a closing following the Initial Closing Date, and existing Members receiving newly issued Common Units because their initial commitment did not reflect their total commitment due to regulatory, legal, or other constraints applicable to the Company’s or investor’s portfolio at the time of initial commitment, shall not be deemed Later-Closing Investors. Later-Closing Investor status shall be determined on a look-through basis with respect to any feeder fund. In advance of each additional closing, and as close to it as practicable, the Company will allocate its estimated profits and losses through that date, and distribute to Unitholders any undistributed estimated profits in cash to the extent there is available cash and through a deemed capital call and corresponding deemed distribution to the extent there is not sufficient available cash (on each occasion, a “Pre-Closing Distribution”).

Each investor participating in a closing following the Initial Closing Date (a “Later-Closing Investor”) will be issued Units in exchange for the Original Issuance Price and will be required to contribute to us in respect of each Unit newly issued to such investor:

an amount equal to the amount of any additional capital contributions we had previously drawn down with respect to a Unit issued on the Initial Closing Date (a “True-Up Contribution”);

an amount equal to any increase in the net asset value (as reflected in our books and records after giving effect to the applicable Pre-Closing Distribution) of a Unit issued on the Initial Closing Date through the closing date for the newly issued Unit, excluding any increase in net asset value attributable to additional capital contributions made by the applicable Unitholder or decrease attributable to distributions of True-Up Contributions as described in the paragraph below (an “NAV Balancing Contribution”); and

an amount equal to a rate of 2.0% per annum on the True-Up Contribution for such newly issued Unit, calculated for the period from the Initial Closing Date to the closing date for such newly issued Unit as an administrative fee to compensate us for expenses and activities related to the Later-Closing Investor (a “Late-Closer Contribution”).

True-Up Contributions may be retained by us and used for any purpose of the Company. If at any time we determine that because of the True-Up Contributions we have excess cash on hand, we may distribute that excess cash among all the Unitholders pro rata based on the number of Units held by each. Any distribution of True-Up Contributions will be treated as a return of previously made capital contributions in respect of the Units and, consequently, will correspondingly increase the Undrawn Commitment of the Units.

NAV Balancing Contributions will not reduce the Undrawn Commitment of the associated Units and will not be treated as capital contributions for purposes of calculating the Incentive Fee. NAV Balancing Contributions received by us will not be treated as amounts distributed to Unitholders for purposes of calculating the Incentive Fee.

Late-Closer Contributions will not reduce the Undrawn Commitment of the associated Units and will not be treated as capital contributions for purposes of calculating the Incentive Fee. Any distribution of Late-Closer Contributions will not be treated as an amount distributed to the Unitholders for purposes of calculating the Incentive Fee.

Pre-Closing Distributions and NAV Balancing Contributions will be determined by us in good faith on the basis of best commercial efforts and likely will be approximate amounts.

Commitment Period

The “Commitment Period” of the Company will begin on the Initial Closing Date and end four years from the later of (a) the Initial Closing Date and (b) the date on which the Company first completes an investment; provided, however, that the Commitment Period is subject to termination upon the occurrence and continuance of a Key Person Event, as described below. After the expiration of the Commitment Period, Unitholders will be released from any further obligation with respect to their Undrawn Commitments, except as provided in the LLC Agreement.

A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of his or her business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. The Company shall provide written notice to Unitholders of such Key Person Event within 30 days of the date of such Key Person Departure.

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. In addition, a BDC must be organized for the purpose of investing in or lending primarily to private companies organized in the United States and making significant managerial assistance available to them.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our board of directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of any such person’s office. As a BDC, we are currently also required to meet a minimum coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any Preferred Units.

As a BDC, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. We may, however, rely on recently adopted Rule 12d1-4 under the 1940 Act and invest in excess of the limits described above. However, to the extent we rely on Rule 12d1-4, we will be subject to certain conditions and requirements under Rule 12d1-4. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Unitholders to additional expenses.

We have no intention to, and are generally not able to, issue and sell our Units at a price below net asset value per Unit. We may, however, issue and sell our Units at a price below the then-current net asset value of our Units if our board of directors determines that such sale is in our best interests and the best interests of the Unitholders, and the Unitholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities. In addition, we may generally issue new Units at a price below net asset value in rights offerings to existing Unitholders, in payment of distributions and in certain other limited circumstances.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and such potential co-investment funds based on capital available for investment, which generally will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. In situations where we cannot co-invest with other investment funds managed by the Adviser or an affiliate of the Adviser due to the restrictions contained in the 1940 Act that are not addressed by the exemptive relief or SEC guidance, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

We will be subject to periodic examination by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company that we control.

•

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed in connection with securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which is referred to herein, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of Preferred Units senior to the Units, if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. While any Preferred Units or, in certain limited circumstances, debt securities are outstanding, we may be prohibited from making distributions to Unitholders or repurchasing Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for generally up to 60 days without regard to the 200% asset coverage requirement described above. Finally, (i) Preferred Units must have the same voting rights as the Units (one Unit, one vote), and (ii) holders of Preferred Units (the “Preferred Unitholders”) must have the right, as a class, to appoint two directors to the board of directors.

Code of Ethics

We and the Adviser have each adopted the Adviser’s code of ethics (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The Code of Ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. You may obtain copies of the Code of Ethics on the Adviser’s website at www.TCW.com or by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented, written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We and the Adviser are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for administering the policies and procedures.

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

If the Adviser has responsibility for voting proxies in connection with its investment advisory duties, or has the responsibility to specify to an agent how to vote the client’s proxies, it exercises such voting responsibilities through the corporate proxy voting process. The Adviser believes that the right to vote proxies is a significant asset of its clients’ holdings. In order to provide a basis for making decisions in the voting of proxies for its clients, the Adviser has established a proxy voting committee (the “Proxy Committee”) and adopted proxy voting guidelines (the “Guidelines”) and procedures.

The Proxy Committee generally meets quarterly (or at such other frequency as determined by the Proxy Committee), and its duties include establishing proxy voting guidelines and procedures, overseeing the internal proxy voting process, and reviewing proxy voting issues. The members of the Proxy Committee include the Adviser’s personnel from the investment, compliance, legal and marketing departments. The Adviser also uses outside proxy voting services (each, an “Outside Service”) to help manage the proxy voting process. Each Outside Service facilitates its voting according to the Guidelines (or according to guidelines submitted by the Adviser’s clients) and helps maintain the Adviser’s proxy voting records. The Adviser’s proxy voting and record keeping is dependent on the timely provision of proxy ballots by custodians, clients and other third parties. Under circumstances described below involving potential conflicts of interest, the Adviser may also request an Outside Service to help decide certain proxy votes. In those instances, the Proxy Committee shall review and evaluate the voting recommendations of each Outside Service to ensure that recommendations are consistent with the Adviser’s clients’ best interest. In the event the Adviser inadvertently receives any proxy material on behalf of a client that has retained proxy voting responsibility, and where it is reasonably feasible by the Adviser to determine the identity of the client, the Adviser will promptly forward such materials to the client. As a matter of firm policy, the Adviser does not disclose to unaffiliated third parties how it expects to vote on upcoming proxies and does not disclose the way it voted proxies without a legitimate need to know such information.

The Guidelines provide a basis for the Adviser’s decisions in the voting of proxies for clients. When voting proxies, the Adviser’s utmost concern is that all decisions be made solely in the interests of the client and with the goal of maximizing the value of the client’s investments. Generally, proposals will be voted in accordance with the Guidelines and any applicable guidelines provided by the Adviser’s clients. The Adviser’s underlying philosophy, however, is that the portfolio managers, who are primarily responsible for evaluating the individual holdings of the Adviser’s clients, are best able to determine how best to further client interests and goals. The portfolio managers may, in their discretion, take into account the recommendations of the Adviser’s management, the Proxy Committee, and any Outside Service.

Individual portfolio managers, in the exercise of their best judgment and discretion, may from time to time override the Guidelines and vote proxies in a manner that they believe will enhance the economic value of clients’ assets, keeping in mind the best interests of the beneficial owners. The Guidelines provide procedures for documenting and, as required, approving such overrides. In the event a potential conflict arises in the context of voting proxies for the Adviser’s clients, the primary means by which the Adviser will avoid a conflict of interest is by casting votes with the assistance of an Outside Service according to the Guidelines and any applicable guidelines provided by the Adviser’s clients. If a potential conflict of interest arises, and the proxy vote to be decided is predetermined under the Guidelines, then the Adviser will follow the Guidelines and vote accordingly. On the other hand, if a potential conflict of interest arises and there is no predetermined vote, or the Guidelines themselves refer such vote to the portfolio manager for decision, or the portfolio manager would like to override a predetermined vote, then the Guidelines provide procedures for determining whether a material conflict of interest exists and, if so, resolving such conflict.

The Adviser or an Outside Service will keep records of the following items for at least five years: (i) the Guidelines and any other proxy voting procedures; (ii) proxy statements received regarding client securities (unless such statements are available on the SEC’s EDGAR system); (iii) records of votes cast on behalf of clients (if maintained by an Outside Service, that Outside Service will provide copies of those records promptly upon request); (iv) records of written requests for proxy voting information and the Adviser’s response (whether a client’s request was oral or in writing); and (v) any documents the Adviser prepared that were material to making a decision on how to vote, or that memorialized the basis for the decision. Additionally, the Adviser or an Outside Service will maintain any documentation related to an identified material conflict of interest.

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to our investors. The following information is provided to describe generally what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between individual investors and the Company. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, in order to service the investor’s accounts or provide the investor with information about other products and services offered by the Company or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as required by law or in connection with regulatory or law enforcement inquiries, or (ii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor or our transactions.

Any party that receives nonpublic personal information relating to investors from the Company is permitted to use the information only for legitimate business purposes or as otherwise required or permitted by applicable law or regulation. In this regard, for our officers, employees and agents and affiliates, access to such information is restricted to those who need such access in order to provide services to us and to our investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we were required to register a class of equity securities under the 1934 Act and filed a Registration Statement for our Units with the SEC under the 1934 Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available on the SEC’s website at www.sec.gov.

Because we do not currently maintain a corporate website, we do not intend to make available on a website our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We do intend, however, to provide electronic or paper copies of our filings free of charge upon request.

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Units. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances (including alternative minimum tax consequences) and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, persons holding Units as part of hedging transaction, wash sale, conversion transaction or integrated transaction, real estate investment trusts, regulated investment companies, tax-exempt entities, U.S. Holders (as defined below) whose functional currency is not the U.S. dollar, certain financial institutions and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Units as capital assets (generally, assets held for investment).

For purposes of this discussion, a “U.S. Holder” is a Unitholder that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a Unitholder who is neither a U.S. Holder nor a partnership for U.S. federal income tax purposes. For tax purposes, our fiscal year is the calendar year.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Units, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that will own Units through a partnership should consult its tax advisors with respect to the purchase, ownership and disposition of those Units.

Tax matters are complex and prospective investors in the Units are urged to consult their own tax advisors with respect to the U.S. federal income tax and state, local and non-U.S. tax consequences of an investment in the Units, including the potential application of U.S. withholding taxes.

Classification of the Company as Corporation for Tax Purposes

As a limited liability company, the Company is an eligible entity that is entitled to elect its classification for U.S. federal tax purposes. The Company intends to make an election to cause it to be classified as an association that is taxable as a corporation for U.S. federal income tax purposes. If the Company is unable to qualify as a RIC (the requirements of which are discussed below) during the liquidation of its portfolio following the Commitment Period, it may consider filing a new election to cause the Company to be classified as a partnership for U.S. federal tax purposes (from the effective date of such new election forward). The Company has no current intention of making such a new election and would only make such election if it determines it is in the best interests of Unitholders to do so.

Regulated Investment Company Classification

As a BDC, we elected, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our Unitholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our Unitholders, for each taxable year, the sum of at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, and 90% of its net tax-exempt interest (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to Unitholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Unitholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years.

•	In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;

•

derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership”; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to Unitholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

We may have difficulty satisfying the diversification requirements as we liquidate our portfolio following the Commitment Period, since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any nonqualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of nonqualifying securities or other property.

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Unitholders, and distributions will be taxable to the Unitholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Unitholders their share of the non-U.S. taxes paid by the Company.

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

The COVID-19 pandemic has materially and adversely affected certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows.

In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) was first reported in China and spread rapidly to across the world, including to the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the United States credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) government imposition of various forms of “stay at home” orders and the closing or reduced operating capacity of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which may not adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and on the markets and the economy in general, and that impact could be material.

In addition, the United States capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience challenges, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged downturn in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions may also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations and limit our ability to grow and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

Further, from an operational perspective, many of our Adviser’s investment professionals are currently working remotely. An extended period of remote work arrangements could increase operational risks, including but not limited to cybersecurity risks and risks related to business continuity capacity, which may impair our ability to manage our business. In addition, we are highly dependent on third party services providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, and its financial condition, results of operations, liquidity and cash flows.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, uncertainty related to the global outbreak of COVID-19, the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 and subsequent withdrawal have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•	our receipt of a reduced level of interest income from our portfolio companies;

•	decreases in the value of collateral securing some of our loans and the value of our equity investments; and

•	ultimately, losses or change-offs related to our investments.

Effective from December 31, 2020, the United Kingdom left the Council of the European Union and also ceased to be subject to international trade agreements to which the European Union is a party. As a result, and subject to the terms of a trade and cooperation agreement entered into on December 24, 2020, which sets out the terms of the United Kingdom’s future relationship with the European Union, the rules of the European Union relating to free movement of persons, goods, services and capital between the United Kingdom and the European Union end, and the European Union and the United Kingdom formed two separate markets and two distinct regulatory and legal spaces. The trade agreement offers United Kingdom and European Union businesses preferential access to each other’s markets ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and European Union will now be on more restricted terms than previously existed, and the trade agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. While the talks on a separate memorandum of understanding regarding financial services concluded in 2021, the memorandum of understanding has not been formally signed or entered into force. As a result, at this time, the impact that the trade agreement and any future agreements, including the memorandum of understanding, will have on business interests in the European Union and the United Kingdom cannot be predicted and, given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom will have on business interests. As a result of the original referendum and other geopolitical developments leading to Brexit, as well as the United Kingdom’s subsequent withdrawal, the financial markets experienced increased levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility.

Lack of Operating History. We will not commence investment operations until the Initial Closing Date and have no performance history. Past performance, including the past performance of the prior Direct Lending Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Private Credit Group and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Richard Miller, Ms. Suzanne Grosso, Mr. Mark Gertzof and Mr. David Wang during the Commitment Period could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

Economic Interest of the Adviser. Because the Adviser will be compensated in part on a basis tied to our performance, the Adviser may have an incentive to make investments that are risky or speculative.

No Assurance of Profits. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the types of companies and transactions described herein. The marketability and value of any of our investments will depend upon many factors beyond our control. We will incur organizational expenses, Management Fees and other operating expenses which may exceed our income, and a Unitholder could lose the entire amount of its contributed capital.

Therefore, a prospective investor should only invest in the Company if such investor can withstand a total loss of his or her investment. The past investment performance of the entities and accounts with which the Adviser and its investment professionals have been associated cannot be taken to guarantee future results of any investment in the Company.

Effect of Fees and Expenses on Returns. We pay Management Fees and Incentive Fees to the Adviser and generally bear our other Company Expenses. Generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment. In addition, because the Management Fees payable by us to the Adviser will be calculated based on average gross assets of the Company on a consolidated basis, including the amortized cost of portfolio investments purchased with borrowed funds and other forms of leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Units.

Regulations Governing our Operation as a BDC. We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act currently in force, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% as described below under “—New Legislation Permitting Additional Leverage”) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Unitholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue Preferred Units, the Preferred Units would rank “senior” to the Units in our capital structure, the Preferred Unitholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of the Unitholders.

In addition, as a regulated BDC under the 1940 Act we may, among other things, be prohibited from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and any other potential co-investment funds based on available capital, which generally is determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations.

Prior to August 2020, the Advisor calculated “available capital” based primarily on uncalled capital commitments and then-available borrowings for each fund or account. However, with a view toward more equitable and stable allocations going forward, the Advisor, as of August 2020, adjusted its policy to calculate “available capital” primarily on anticipated fund or account size (including total investor commitments and reasonably expected leverage).

Borrowing Money. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, the Company and any wholly owned subsidiary of the Company has and may continue to borrow from or issue senior debt securities to banks, insurance companies and other lenders. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200% (or 150% as described below under “—New Legislation Permitting Additional Leverage”). If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our existing credit facilities impose, and future debt facilities into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, it is anticipated that the credit facility would contain certain financial covenants, which may include requiring us to maintain a minimum amount of equity supporting the credit facility or comply with certain collateral quality and coverage tests.

Additional Leverage. As a BDC, under the Investment Company Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% or, if certain requirements, which are described below, are met, 150%.

Pursuant to Section 61(a) of the 1940 Act, BDCs may reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority,” as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. As a result, BDCs may be able to incur additional indebtedness in the future, and the risks associated with an investment in BDCs may increase.

Failure to Qualify as a RIC. We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Unitholders on an annual basis. Because we have incurred debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.”

Recourse to Our Assets. Our assets, including any investments made by us and any capital held by us, are available to satisfy all our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, even in the circumstance where a specific investment gave rise to the liability.

Litigation Risks. We will be subject to a variety of litigation risks, particularly if one or more of our portfolio companies face financial or other difficulties. Legal disputes, involving any or all of the Company, the Adviser, or their affiliates, may arise from our activities and investments and could have a significant adverse effect on us.

Limited Liability of the Adviser. To the extent permissible by law, the Adviser will not be liable, responsible or accountable in damages or otherwise to us or to any Unitholder for any breach of duty to us or the Unitholders or for any act or failure to act pursuant to the Advisory Agreement or otherwise, except in certain limited circumstances provided by the 1940 Act and as set forth in the Advisory Agreement. In general, we will be required to indemnify the Adviser (and other related and/or affiliated parties) for certain losses arising out of its activities on behalf of us. Such obligations could reduce significantly the returns to the Unitholders.

Conflicts of Interest. Conflicts of interest may exist from time to time between the Adviser and certain of its affiliates involved with us.

Reliance upon Consultants. The Adviser may rely upon independent consultants in connection with its evaluation of proposed investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

RISKS RELATED TO OUR INVESTMENTS

Economic Recessions or Downturns. Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net investment income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

The global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, which could have an adverse economic effect on the portfolio companies in which we make investments.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

Reliance on Portfolio Company Management. The day-to-day operations of each portfolio company in which we invest will be the responsibility of such entity’s management team. In addition, we may make investments in portfolio companies where we have limited influence and the other investors in such portfolio company have economic or business interests or goals that are inconsistent with our business interests and goals. Although the Adviser will be responsible for monitoring the performance of each of our investments and we are required, pursuant to a specific 1940 Act provision applicable to BDCs, to offer to provide each of our portfolio companies managerial assistance, there can be no assurance that the existing management team of a portfolio company or any successor will be able to operate any such entity in accordance with our expectations. In this situation, we may not be in a position to limit or otherwise protect the value of our investment.

Changes to or Discontinuation of LIBOR. Our future debt investments may be based on floating rates, such as LIBOR or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month U.S. dollar LIBOR maturities and non-U.S. dollar LIBOR maturities will cease immediately after December 31, 2021, with the remaining U.S. dollar LIBOR maturities ceasing immediately after June 30, 2023. As of January 1, 2022, consistent with FCA’s prior announcement, British pound, euro, Swiss franc and Japanese yen settings and the one-week and two-month U.S. dollar LIBOR settings are no longer available. Until the end of 2022, one-month, three-month, and six-month British pound and Japanese yen LIBOR settings will continue publication on a changed methodology (i.e., “synthetic”) basis, but these synthetic rates may only be used in legacy LIBOR contracts, other than cleared derivatives, that have not been changed at or ahead of the end of 2021. The remaining U.S. dollar LIBOR settings will permanently cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings.

In the United States, the Alternative Rates Reference Committee, a group of market participants convened in 2014 to help ensure a successful transition away from U.S. dollar LIBOR, has identified the Secured Overnight Financing Rate (the “Secured Overnight Financing Rate,” or “SOFR”) as its preferred alternative rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, for contracts that are governed by New York state law, recent New York state legislation effectively codified the use of SOFR as the alternative in the absence of another chosen replacement rate.

The elimination of LIBOR or when LIBOR degrades to the degree that it is no longer representative of the underlying market, or uncertainty related to such changes, may adversely affect the market for LIBOR based securities, including our portfolio of LIBOR indexed, floating rate debt securities, or the cost of our borrowings. Additionally, because no replacement rate is a perfect match for

LIBOR, even when the transaction documents contain robust fallback language, the value of LIBOR-linked securities, and consequently their potential returns, may experience material changes upon LIBOR’s discontinuation. Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR-based securities, including LIBOR-indexed, floating-rate debt securities, or the cost of borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value and/or transferability of the LIBOR-indexed, floating-rate debt securities, or the cost of borrowings. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in accounting, financial reporting, loan servicing, and liability management. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

Competition for Investment Opportunities. There can be no assurance that there will be a sufficient number of suitable investment opportunities to enable us to invest all of the Commitments of the Unitholders in opportunities that satisfy our investment strategy, or that such investment opportunities will lead to completed investments by us. The activity of identifying, structuring, completing, implementing and realizing attractive investment opportunities is highly competitive. We will compete for investment opportunities with many other industry participants, including other BDCs, public and private funds, individual and institutional investors, and financial institutions. Many such entities have substantially greater economic and personnel resources than the Company and/or better relationships with borrowers and others and/or the ability to accept more risk than we believe can be prudently managed. Accordingly, competition for investments may have the effect of reducing the number of suitable prospective investments available to us and increasing the bargaining power of borrowers, thereby reducing our investment returns. Furthermore, the availability of investment opportunities generally will be subject to market conditions. It is possible that our capital will not be fully utilized if sufficient attractive investments are not identified and consummated by the Adviser.

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by our board of directors in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sell those types of debt securities, we might not receive the full value we expect.

Status as Non-Diversified Investment Company. We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Illiquidity of Collateral. Collateral may consist of assets that may not be readily liquidated, and there is no assurance that the liquidation of those assets will satisfy a company’s obligations. If a company defaults on a secured investment, the Company may receive assets other than cash or securities in full or partial satisfaction of such company’s obligations. The Company might not be able to realize the benefit of the assets for legal, practical or other reasons. The Company might hold those assets until it is determined to be appropriate to dispose of them.

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1(c). Description of Business—Regulation as a Business Development Company—Qualifying Assets” and “Item 1(c) Description of Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we will have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be.

Credit Risks. Debt investments are subject to credit risk. Credit risk relates to the ability of the borrower to make interest and principal payments on the loan or security as they become due. If the borrower fails to pay interest, our income might be reduced. If the borrower fails to repay principal, the value of that security and the value of the Company might be reduced. Our investments in debt securities are subject to risks of default. We may invest in debt securities made in connection with leveraged buy-out transactions, recapitalizations (i.e., a type of a corporate restructuring that aims to change a company’s capital structure) and other highly leveraged transactions. While our investments in senior loans typically will be secured by collateral, we may have difficulty liquidating the collateral or enforcing our rights under the terms of the senior loans in the event of the borrower’s default. There is no guarantee that the collateral securing a senior loan will be sufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal. In the event that a borrower declares bankruptcy, a court could invalidate our security interest in the loan collateral or subordinate our rights under the senior loan to other creditors of the borrower. Also, we may invest part of our assets in loans and other debt obligations that are not fully secured.

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we received in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates.

Reliance upon Unaffiliated Co-Lender. In certain circumstances we may co-invest with an unaffiliated lender, who will sometimes be responsible for performing some of the legal due diligence on the borrower and for negotiating some of the terms of the loan agreement that establishes the terms and conditions of the debt investment and the rights of the borrower and the lenders. In such circumstances, although we will perform our own due diligence, we may rely in part on the quality of the due diligence performed by the co-lender and will be bound by the negotiated terms of the loan documentation. There can be no assurance that the unaffiliated co-lender will perform the same level of due diligence as we would perform or that the co-lender will negotiate terms that are consistent with the terms generally negotiated and obtained by us. If the unaffiliated co-lender is acting as collateral agent under the loan documentation and becomes insolvent, the assets securing the debt investment may be determined by a court or regulatory authority to be subject to the claims of the co-lender’s creditors. If that were to occur, we might incur delays and costs in realizing payment on the loan, or we might suffer a loss of principal and/or interest.

Use of Investment Vehicles. In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”) are similar to those associated with a direct investment in a portfolio company. While we will analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the Investment Vehicle, the risks outlined below under “—Insolvency Considerations with Respect to Portfolio Companies” will be applicable with equal effect. Additionally, in the case of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the other obligations of the portfolio company).

Insolvency Considerations With Respect to Portfolio Companies. Various laws enacted for the protection of creditors may apply to our debt investments. A bankruptcy proceeding against a borrower could delay or limit our ability to collect the principal and interest payments on that borrower’s debt obligations. In a lawsuit brought by creditors of a borrower, a court or a trustee in bankruptcy could take certain actions that would be adverse to us. For example:

Other creditors might convince the court to set aside or subordinate a loan or the security interest in a loan as a “fraudulent conveyance,” a “preferential transfer” or for other equitable considerations. In that event, the court could recover from us the interest and principal payments that the borrower made before becoming insolvent. There can be no assurance that we would be able to prevent such recapture.

A bankruptcy court may restructure the payment obligations under debt securities so as to reduce the amount to which we would be entitled.

The court might discharge the amount of a loan we make that exceeds the value of the collateral securing the loan. The court could subordinate our rights to the rights of other creditors of the borrower under applicable law.

Although our senior secured position under a senior loan provides some assurance that we would be able to recover some of our investment in the event of a borrower’s default, the collateral might be insufficient to cover the borrower’s debts. A bankruptcy court might find that the collateral securing the senior loan is invalid or require the borrower to use the collateral to pay other outstanding obligations. If the collateral consists of stock of the borrower or its subsidiaries, the stock may lose all of its value in the event of a bankruptcy, which would leave us exposed to greater potential loss.

If a borrower defaults on a scheduled interest or principal payment on a debt obligation, we may experience a reduction of our income. In addition, the value of the debt investment would decline, which may, in turn, cause our value to decline.

Lender Liability. In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “Lender Liability”). Generally, Lender Liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Lender Liability claims generally arise in bankruptcy, but can also arise under state law claims. Lender Liability often involves claims of misconduct where a lender (a) intentionally takes an action that exacerbates the insolvency of a borrower or issuer or that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a shareholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer. We could be subject to allegations of Lender Liability because of the nature of certain of our investments. There is also a risk that where Lender Liability is alleged, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “Equitable Subordination”). We do not intend to engage in conduct that would give rise to a claim of Lender Liability or Equitable Subordination. However, as a BDC, we are obligated to offer managerial assistance to each of our portfolio companies. To the extent any of our portfolio companies elect to accept such offer to provide managerial assistance, that level of involvement with a portfolio company could strengthen a Lender Liability claim against us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could arise as a result of any managerial assistance that we provide in order to fulfill our obligations as a BDC. Moreover, because of the nature of our investments, we may not always be the lead creditor, and security or other agents may act on behalf of the investors in a security owned by us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could also arise without our direct managerial or other involvement.

Special Risks of Highly Leveraged or other Risky Portfolio Companies. We can invest up to 100% of our total assets in debt and equity securities of portfolio companies that are highly leveraged and whose debt securities would be considered well below investment grade. We may also invest in obligations of portfolio companies in connection with a restructuring under Chapter 11 of the U.S. Bankruptcy Code (i.e., a debtor in possession financing) if the obligations meet the credit standards of the Adviser. Debtor in possession financings are arranged when an entity seeks the protections of the bankruptcy court under Chapter 11 of the U.S. Bankruptcy Code. These financings allow an entity to continue its business operations while reorganizing under Chapter 11. Such financings are senior liens on unencumbered security (i.e., security not subject to other creditor claims). These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk, and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Similarly, we may also invest in obligations of portfolio companies in connection with rescue situation and Chapter 11 exit financings. Rescue situation financings may avoid a company’s need to resort to bankruptcy and provide the company with working capital it needs to continue uninterrupted operations. Chapter 11 exit financings allow a company to deleverage its balance sheet and to emerge from a Chapter 11 bankruptcy. Lending to highly leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or pay-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

Risk of Bridge Financing. If we make or invest in a bridge loan or interim financing for a portfolio company that intends to refinance all or a portion of that loan, there is a risk that the borrower will be unable to complete such refinancing successfully. Such failure could lead to the portfolio company having to pay interest at increasing rates along with additional fees and expenses, the result of which may reduce the value of the portfolio company.

Risk of Subordinated or Mezzanine Financing. Our investments in subordinated or mezzanine financing will generally be unsecured or, if secured, will be subordinated to the interests of the senior lender in the borrower’s capital structure. In the event of a bankruptcy or insolvency involving the borrower where there are insufficient assets to satisfy the obligations of the borrower to its senior lender, there may be no assets available to meet its obligations to the holders of its subordinated or mezzanine debt, including the Company.

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans, and we may suffer losses on such loans if the borrower is unable to make required payments when due.

Non-U.S. Investment Risk. We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in the 1940 Act and as described under “Item 1(c). Description of Business—Regulation as a Business Development Company—Qualifying Assets”)). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

Risks of Using Derivative Instruments. We may use derivative financial instruments for hedging or managing the risks associated with the assets we hold. The risks posed by such instruments can be extremely complex and difficult to evaluate, including (i) risks relating to our counterparties in such a transaction; (ii) imperfect correlation between movements in the currency, interest rate or other reference on which the derivative is based and movements in the assets of the underlying portfolio; and (iii) reduced ability to meet short-term obligations because of the percentage of our assets segregated to cover derivative obligations. In addition, by hedging a particular position, any potential gain from an increase in value of such position may be limited.

In October 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rule, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the adopted rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Need for Follow-On Investments. We may be called upon to provide follow-on funding or additional loans for, or have the opportunity to increase our investment in, our portfolio companies. There can be no assurance that we will be able to make or arrange for follow-on investments or loans or that we will have sufficient funds to do so. Any decision not to make follow-on investments or loans or the inability to make them may have a substantial negative impact on a portfolio company in need of funds or may diminish our proportionate ownership in such entity and thus our ability to influence the entity’s future conduct. The inability to make follow-on investments or loans may also impede, diminish or reduce the number of attractive investments made available to us.

Inability to Take Advantage of Investment Opportunities with Affiliated Funds or Investors. The 1940 Act limits our ability to engage in transactions with affiliated funds and investors. For example, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, of the SEC. Although the Company benefits from exemptive relief obtained from the SEC by the Adviser and other funds advised by the Adviser to engage in certain “joint” transactions, the relief is limited and subject to certain conditions. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or controls us (such as the Adviser) or certain of that person’s affiliates (such as other investment funds managed by the Adviser), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. Therefore, there can be no assurance that we will be able to participate in all investment opportunities identified by the Adviser that are suitable for us.

Effect of BDC and RIC Rules on Investment Strategy. Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

RISKS RELATED TO UNITHOLDERS

Effect of Varying Terms of Classes of Units. Although we have no current intention to do so, pursuant to the LLC Agreement, we may issue Preferred Units. If we issue Preferred Units, there can be no assurance that such issuance would result in a higher yield or return to the holders of the Units. The issuance of Preferred Units would likely cause the net asset value of the Units to become more volatile. If the dividend rate on the Preferred Units were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Units would be reduced. If the dividend rate on the Preferred Units were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of the Units than if we had not issued Preferred Units.

Any decline in the net asset value of our investments would be borne entirely by the holders of the Units. Therefore, if the fair value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of the Units than if we were not leveraged through the issuance of Preferred Units.

Rights of Preferred Unitholders. Holders of any Preferred Units that we might issue would have the right, voting separately as a single class, to elect two members of the board at all times. In addition, if dividends for Preferred Units become two full years in arrears, the holders of those Preferred Units would have the right to elect a majority of the board until such arrearage is completely eliminated. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Units and Preferred Units, both by the 1940 Act and by the terms of our debt financings (if any), might impair our ability to qualify as a RIC for federal income tax purposes. While we would intend to redeem the Preferred Units to the extent necessary to enable us to distribute our income as required to qualify as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Retention of Proceeds. The Company may retain, in whole or in part, any proceeds attributable to portfolio investments during the Commitment Period and may use the amounts so retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations (including obligations to make indemnification advances and payments), provided, that, after the expiration of the Commitment Period, no part of such retained amounts will be used to make any investment for which the Adviser would not be permitted to draw down Commitments. To the extent such retained amounts are reinvested in investments, a Unitholder will remain subject to investment and other risks associated with such investments.

Obligations of Unitholders Relating to Credit Facilities. If the Company or any of its subsidiaries enters into a credit facility, we may grant security over and transfer our right to drawdowns of capital from investors to our lenders or other creditors. Unitholders will be required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under a credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company or any of its subsidiaries, and the payment by a Unitholder of any such amounts that have become due and payable by the Company out of such Unitholder’s Undrawn Commitment may be a condition to the effectiveness of (i) any transfer, withdrawal, termination or reduction of Commitments of such Unitholder, (ii) such Unitholder’s ability to cease funding its Commitment.

Consequences of Failure to Pay Commitment in Full. If a Unitholder fails to pay any installment of its Commitment, other Unitholders who have an outstanding Commitment may be required to fund their respective Commitments sooner than they otherwise would have absent such a default. In addition, if funding of Commitments by other Unitholders and our borrowings are inadequate to cover defaulted Commitments, we may be unable to pay our obligations when due or be subjected to penalties or may otherwise suffer adverse consequences that could materially adversely affect the returns to the Unitholders (including non-defaulting Unitholders). If a Unitholder defaults, there is no guarantee that we will recover the full amount of the defaulted Commitment, and such defaulting Unitholder may lose all or a portion of its economic interest in us, as described under “Item 11. Description of Registrant’s Securities to be Registered—Default Provisions.”

No Registration; Limited Transferability of Units. The Units are being offered without registration under the Securities Act or any other laws of applicable jurisdictions. All dispositions and transfers of the Units shall be made pursuant to an effective registration statement or in accordance with an exemption from registration contained in the Securities Act. Unitholders will not be permitted to transfer their Units unless (i) we and, if required by our lending arrangements, our lenders give consent and (ii) the Transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Units may be subject to certain restrictions contained in the Subscription Agreement and the LLC Agreement and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Units and one is not expected to develop. Withdrawal from an investment in the Units will not generally be permitted. In light of the restrictions imposed on any such transfer and in light of the limitations imposed on a Unitholder’s ability to withdraw all or part of its investment in Units, an investment in the Units should be viewed as illiquid and subject to high risk.

No Assurance of Reorganization. No assurances can be made that the Reorganization will occur and investors should not rely on a future Reorganization as a liquidity option. If a Reorganization does occur, a Reorganization Incentive Fee is expected to be payable pro rata by each Reorganized Entity in accordance with the respective advisory agreement of each Reorganized Entity and, if applicable, the distribution procedures described in the organizational documentation of the relevant Reorganized Entity. Although it is expected that such Reorganization Incentive Fee will be calculated using the methodology set forth in “The Private Offering—Investor Optionality; Potential Reorganization”, the final terms of the Reorganization will be determined at the time of the Reorganization and there is no guarantee that such terms will be favorable to investors.

Withholding Risk for Foreign Investors. U.S. withholding tax rules require 30% withholding on distributions to Non-U.S. Holders unless there is certainty that such distributions are not subject to such withholding. The Company may make distributions at times of the year when there is uncertainty as to whether the amounts distributed are subject to such withholding. Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent) and Non-U.S. Holders may be required to file a return with the Internal Revenue Service in order to receive a refund of such overwithheld amounts. Non-U.S. Holders should see the discussion under the heading “Item 1(c). Description of Business—Certain U.S. Federal Income Tax Consequences—Taxation of Non-U.S. Holders.”

Tax Risks. Tax consequences to Unitholders from an investment in the Units are complex. Potential Unitholders are strongly urged to review the discussion in “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

GENERAL RISK FACTORS

Political, Social and Economic Uncertainty Risk. Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19,” which the World Health Organization has declared a global pandemic. In December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. The United States declared a national emergency, and for the first time in its history, every state in the United States was under a federal disaster declaration. Many states issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. While countries have relaxed their public health restrictions relative to those imposed during the spring and summer of 2020, they have been forced to re-introduce such restrictions and business shutdowns at various points in time due to surges in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of March 2021, travelers from certain countries were not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech, Moderna, and Johnson & Johnson for emergency use starting in December 2020, it is anticipated that a majority of adults will be vaccinated by the summer of 2021 nationwide, though it remains unclear how quickly the vaccines will be distributed globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Changes to U.S. Tariff and Import/Export Regulations. There has been ongoing discussion and commentary regarding potential, significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Changes in Applicable Law. We must comply with various legal requirements, including requirements imposed by United States and non-U.S. anti-money laundering laws, securities laws, commodities laws, tax laws and pension laws. Should any of those laws change over the life of the Company, the legal requirements to which we and the Adviser may be subject could differ materially from current requirements. In addition, if a Unitholder fails to comply with applicable anti-money laundering laws and similar laws, the Company may mandatorily repurchase such Unitholder’s Units.

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

Dependence on Information Systems and Systems Failures. Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results.

Cybersecurity Risks and Cyber Incidents. We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions. Our business depends on the communications and information systems of our Adviser and its affiliates. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). Cyber hacking could also cause significant disruption and harm to the companies in which we invest. The U.S. government has issued warnings that certain essential assets, specifically those related to energy and infrastructure, including exploration and production facilities, pipelines and transmission and distribution facilities, might be specific targets of terrorist activity. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our unitholders. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers.

We and many of our third-party service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the COVID-19 pandemic, our Adviser has instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive office at 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2021, we have not begun accepting subscription agreements from investors for the private sale of its Common Units. On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million.

We have issued and sold 10 Units at an aggregate purchase price of $1,000 to TAMCO. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page iii of this annual report.

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

We anticipate commencing our loan origination and investment activities on the date we issue Units to persons not affiliated with the adviser, which we refer to as the “Initial Closing Date.” On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million.

Units issued on the Initial Closing Date will be issued for the Original Issuance Price. In addition, pursuant to the LLC Agreement, Unitholders will be obligated to make additional capital contributions to us of $99.99 in respect of each Unit. All Units that are issued will be issued prior to the end of the Closing Period.

Revenues

We plan to generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the Private Credit Group has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

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

Subject to the Company Expenses Limitation (as defined below), we, and indirectly our Unitholders, shall bear and be responsible for all costs, expenses and liabilities in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) Organizational Expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by TCW as a feeder fund for Fund VIII and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with, evaluating and making investments; (e) costs associated with our reporting and compliance obligations under the 1940 Act, 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of the Board or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of us or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by us or the Administrator in connection with administering our business.

Notwithstanding the foregoing, we will not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for Organizational Expenses and offering expenses in connection with the offering of Units through the Closing Period (see “The Private Offering—Closing Period”) and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, Organizational Expenses and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, out-of-pocket expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, costs and expenses relating to any reorganization or liquidation of the Company, directors, and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

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

On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of December  31, 2021, we have not commenced operations and there has been no activity since inception.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List separately all financial statements filed

The financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibit Index

3.1	Certificate of Formation(1)

3.2	Limited Liability Company Agreement(1)

3.3	Amended and Restated Limited Liability Company Agreement(2)

4.1	Description of Securities

10.1	Investment Advisory and Management Agreement, by and between TCW Direct Lending VIII LLC and TCW Asset Management Company LLC(2)

10.2	Administration Agreement, by and between TCW Direct Lending VIII LLC and TCW Asset Management Company LLC(2)

10.3	License Agreement, by and between TCW Direct Lending VIII LLC and TCW Asset Management Company LLC(2)

10.4	Indemnification Agreement(2)

10.5	Custody Agreement, by and between TCW Direct Lending VIII LLC and U.S. Bank National Association(2)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Incorporated by reference from the Company’s Form 10, as filed with the Securities and Exchange Commission on May 25, 2021
(2)	Incorporated by reference from the Company’s Amended Form 10, as filed with the Securities and Exchange Commission on July 21, 2021

*	Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VIII LLC

Date: March 29, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 28, 2022	By:	/s/ Laird R. Landmann
Laird. R Landmann
Director

Date: March 28, 2022	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 28, 2022	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 28, 2022	By:	/s/ Sheila A. Finnerty
Sheila A. Finnery
Director

Date: March 28, 2022	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 28, 2022	By:	/s/ Andrew Kim
Andrew Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending VIII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VIII LLC

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of TCW Direct Lending VIII LLC (the “Company”) as of December 31, 2021 and May 27, 2021 (inception), the related statements of operations, and changes in members’ capital for the period May 27, 2021 (inception) to December 21, 2021, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and May 27, 2021 (inception), and the results of its operations and changes in members’ capital for the period May 27, 2021 (inception) to December 21, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of cash held as of December 31, 2021 and May 27, 2021 (inception), by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Los Angeles, California

March 28, 2022

We have served as the Company’s auditor since 2021.

TCW DIRECT LENDING VIII LLC

Statements of Assets and Liabilities

	As of December 31, 2021	As of May 27, 2021 (Inception)
Assets
Cash equivalents	$1,000	$1,000
Organizational costs due from related party	503,721	—
Deferred offering costs	219,752	—
Directors’ fees due from related party	14,000	—
Other assets due from related party	133,252	—

Total Assets	$871,725	$1,000

Liabilities
Organizational costs payable to related party	$503,721	$—
Offering costs payable to related party	219,752	—
Directors’ fees payable to related party	14,000	—
Other liabilities payable to related party	133,252	—

Total Liabilities	$870,725	$—

Member’s Capital
Units (10 units issued and outstanding)	$1,000	$1,000

Total Member’s Capital	$1,000	$1,000

Total Liabilities and Member’s Capital	$871,725	$1,000

Net Asset Value Per Unit	$100.00	$100.00

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Operations

For the period from May 27, 2021 (Inception) to December 31, 2021
Investment Income	$—

Expenses:
Organization costs	503,721
Professional fees	40,000
Directors’ fees	14,000
Other fees and expenses	24,877

Total expenses	582,598
Expenses reimbursed by related party	582,598

Net expenses	—

Net investment income (loss)	$—

Net realized and unrealized gain (loss) on investments	—

Net increase (decrease) in Member’s Capital from operations	$—

Income (Loss) per unit	$—

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Changes in Member’s Capital

For the period from May 27, 2021 (Inception) to December 31, 2021
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

December 31, 2021

1. Organization and Basis of Presentation

Organization: TCW Direct Lending VIII LLC (the “Company”), was formed as a Delaware limited liability company on September 3, 2020. The Company expects to conduct a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On May 27, 2021 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. As of December 31, 2021, no operations have occurred other than the sale of the Units to TAMCO.

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

The statement of cash flows has been omitted because no cash transactions occurred during the period from Inception Date to December 31, 2021.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of statement of assets and liabilities. Actual results could differ from those estimates, and such differences could be material.

Organization and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs will be accumulated and charged directly to Member’s Capital at the end of the period during which the Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering expenses in connection with the offering of the Units through the Closing Period. If the initial offering is not successful, the Company’s adviser or its affiliates will incur such costs. As there has been no formal commitment of external capital as of December 31, 2021, all such costs have either been deferred or are receivables from TAMCO.

Cash Equivalents: Cash equivalents are comprised of cash in a money market account. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Income Taxes: The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Accounting Pronouncements Recently Adopted: In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR; regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and its impact on the Company’s financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Continued)

December 31, 2021

3. Expenses

Expenses from May 27, 2021 (inception) through the year ended December 31, 2021 primarily consist of $503,721 of initial organization costs that the Company is required to reimburse TAMCO. The Company also paid directors’ fees of $14,000 resulting from the initial board meeting in May 2021 in addition to $64,877 in professional and other fees.

Deferred offering costs shown on the Company’s Statement of Assets and Liabilities as of December 31, 2021 were $219,752 and will be charged to Member’s Capital at the end of the Closing Period. The Company anticipates receiving commitments sufficient to allow for this reimbursement. In the event receipt of a formal commitment of external capital does not occur, all expenses will be borne by TAMCO or its affiliates.

4. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021 the Company is not aware of any pending of threatened litigation.

5. Member’s Capital

As of December 31, 2021, the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to TAMCO.

6. Subsequent Events

On January 18, 2022, the Company entered into the Investment Advisory and Management Agreement with TAMCO, its registered investment adviser under the Investment Advisers Act of 1940, as amended.

On January 21, 2022, the Company completed the first closing of the sale of its Common Units pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377,000.

Since inception and through the date of these financial statements, the Company has incurred $240,472 in offering costs and $582,190 in organization costs.