Form 10-K/A
period 2021-12-31
TCW Direct Lending VIII LLC
filed 2022-04-28
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to

Commission file number 814-01420

TCW DIRECT LENDING VIII LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2252672
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2021, there was no established public market for the Registrant’s limited liability common units. The number of the Registrant’s common units outstanding at April 25, 2022 was 4,543,780.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

TCW Direct Lending VIII LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 28, 2022 (“Original Filing”).

This Amendment No. 1 is being filed for the purpose of correcting the Report of Independent Registered Public Accounting Firm included in the Original Filing (the “Report”). The original Report had a typographical error. The changes made to the Report do not in any way change the conclusions expressed in the Report included in the Form 10-K. As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Amendment No. 1 includes certifications from the Company’s principal executive officer and principal financial officer dated as of the filing of this Amendment No. 1.

The Company is also filing this Amendment No. 1 to include the information required by Items 10 through 14 of Part III of Form 10-K, This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2021. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2021.

Lastly, the Company is also filing the final versions of certain exhibits that had previously been filed in form only and updated certifications of our principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing. Amendment No. 1 should be read in conjunction with Original Filing and the Company’s subsequent filings with the SEC.

i

TCW DIRECT LENDING VIII LLC

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2021

ii

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K/A.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s business and affairs will be managed under the direction of its board of directors. The majority of the members of the Company’s board of directors will at all times consist of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, TCW Asset Management Company (the “Adviser”) or any of their respective affiliates (the “Independent Directors”).

Board of Directors

The Company’s board of directors will have ultimate authority over the operations of the Company, but will delegate the authority to manage the Company’s assets to the Adviser. Pursuant to the Company’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Company’s board of directors currently consists of six members. Four members of the board of directors are Independent Directors and qualify as “independent directors” within the definition set forth in Rule 5605(a)(2) of the NASDAQ Stock Market Rules.

The directors are divided into three classes, each serving staggered three-year terms. The terms of the Company’s directors will expire as set out in the Company’s LLC Agreement, as such may be amended from time time. At each annual meeting of the members, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of the members held in the third year following the year of their election. Each director may be elected to the board of directors with the affirmative vote of the holders of a plurality of the outstanding Units entitled to vote in the election of such director at which a quorum is present; provided that the board of directors may amend the LLC Agreement to alter the vote required to elect directors. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified.

Duties of Officers and Directors

The LLC Agreement provides that the Company’s business and affairs shall be managed under the direction of the board of directors, which will have the power to appoint its officers. On a regular basis, the board of directors will primarily be responsible for the determination of the value of the Company’s assets for which market quotations are not readily available.

Election of Directors

The LLC Agreement provides that the affirmative vote of the holders of a plurality of the outstanding common limited liability company units (the “Units”) entitled to vote in the election of directors cast at a meeting of holders of Units (“Unitholders”) duly called and at which a quorum is present will be required to elect a director; provided that to the extent required by the 1940 Act, at any time when there are outstanding preferred units issued by the Company (the “Preferred Units”), the holders of the Preferred Units shall have the right, as a class, to elect (i) two additional directors to the board, but shall not elect or vote for the other directors, and (ii) if and for so long as dividends on the Preferred Units are unpaid in an amount equal to two full years of dividends on the Preferred Units, a majority of the directors. Pursuant to the LLC Agreement, the Company’s board of directors may amend the LLC Agreement to alter the vote required to elect directors.

Number of Directors; Vacancies; Removal

The LLC Agreement provides that the number of directors will be set only by the board of directors. The LLC Agreement provides that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than one or more than twelve unless the LLC Agreement is amended in which case the Company may have more than twelve directors but never less than one. The LLC Agreement provides any and all vacancies on the board of directors may be filled only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is duly elected and qualifies, subject to any applicable requirements of the 1940 Act.

The LLC Agreement provides that a director elected by the Unitholders may be removed only for cause, as defined therein, and then only by the affirmative vote of the holders of a percentage in interest in excess of 66 2/3% of the then outstanding, authorized Units entitled to vote.

Directors

Information regarding each member of the Company’s board of directors is as follows:

Name	Age	Position(s)	Number of Portfolios in Fund Complex(1) Overseen by Director
Independent Directors
Sheila A. Finnerty	56	Director	1
Saverio M. Flemma	59	Director	2
R. David Kelly	58	Director	2
Andrew W. Tarica	63	Director	32
Interested Directors
Richard T. Miller	58	President Director	3
Laird R. Landmann	56	Director	13

(1)

“Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by Adviser, or that have an investment adviser that is an affiliated person of the Adviser. As a result, the Fund Complex includes the Company, TCW Direct Lending LLC, TCW Direct Lending VII LLC, the TCW Funds, the TCW Strategic Income Fund, and the Metropolitan West Funds.

Executive Officers Who Are Not Directors

Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position(s)
David Wang	46	Chief Operating Officer
Andrew Kim	43	Chief Financial Officer and Treasurer
Gladys Xiques	49	Chief Compliance Officer
Gayle Espinosa	41	Secretary
Joseph Magpayo	56	Assistant Secretary

Committees of the Board of Directors

Pursuant to the LLC Agreement, the Company’s board of directors will initially have one committee: an audit committee. The audit committee will operate pursuant to a charter that has been approved by the board of directors. The audit committee will be responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor), reviewing the independence of the Company’s independent accountants and reviewing the adequacy of the Company’s internal control over financial reporting, as well as establishing guidelines and making recommendations to the Company’s board of directors regarding the valuation of the Company’s assets for which market quotations are not readily available. The members of the audit committee are Sheila A. Finnerty, Saverio M. Flemma, R. David Kelly and Andrew W. Tarica, each of whom is an Independent Director. Mr. Flemma serves as the chairman of the audit committee, and has been designated by the board of directors as an “audit committee financial expert” under the rules of the SEC.

The Company’s board of directors also has the authority to form additional committees of the board of directors from time to time to the extent that it determines that it is appropriate to do so. As described further below, the Company has formed a Special Transactions Committee.

Audit Committee

The Company has a standing Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which currently consists of Ms. Finnerty and Messrs. Flemma, Kelly and Tarica, all of whom are Independent Directors. The principal functions of the Audit Committee are to select, engage and discharge the Company’s independent registered public accounting firm, review the plans, scope and results of the audit engagement with the Company’s independent registered public accounting firm, approve professional services provided by the Company’s independent registered public accounting firm (including compensation therefor), review the independence of the Company’s independent registered public accounting firm, review the adequacy of the Company’s internal control over financial reporting, establish guidelines and make recommendations to the board of directors regarding the valuation of the Company’s loans and investments, and take any other actions consistent with the Audit Committee charter or as may be authorized by the board of directors. Mr. Flemma serves as Chairman of the Audit Committee, and has been designated as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Nominating Committee

The Company does not have a nominating committee or a charter relating to the nomination of directors. Decisions on director nominees are made through consultation among the Independent Directors. The Independent Directors consider possible candidates to fill vacancies on the board of directors, review the qualifications of candidates recommended by unitholders and others, and recommend the slate of director nominees to be proposed for election by unitholders at each annual meeting. The Independent Directors believe that they can adequately fulfill the functions of a nominating committee without having to appoint an additional committee to perform that function. The Independent Directors have not adopted any specific policies or practices to determine nominations for the Company’s directors other than as described herein and as set forth in the LLC Agreement. The Independent Directors have not utilized the services of any third party to assist in identifying and evaluating director nominees.

Compensation Committee

The Company does not have a compensation committee because its executive officers do not receive any direct compensation from the Company. However, the compensation payable to the Company’s Adviser, pursuant to the investment management and advisory agreement (the “Advisory Agreement”) between the Adviser and the Company, has been separately approved by a majority of the Independent Directors. In addition, the compensation paid to the Independent Directors is established and approved by the Independent Directors.

Special Transactions Committee

The Company has a standing Special Transactions Committee, which currently consists of Ms. Finnerty and Messrs. Flemma, Kelly and Tarica, all of whom are Independent Directors. The principal functions of the Special Transactions Committee are to review and approve potential co-investment transactions as defined by and subject to the exemptive order that the Adviser received from the SEC (Investment Company Act Rel. No. 31649, May 27, 2015) (the “Exemptive Order”).

Board of Director and Committee Meetings Held

The following table shows the number of board of directors and committee meetings held for the Company, and the number of times the board of directors and each committee acted by written consent, during the fiscal year ended December 31, 2021:

	Meetings Held	Actions by Written Consent
Board of Directors	1	2
Audit Committee	0	2
Special Transactions Committee	0	0

All Directors attended at least 75% of the aggregate of (i) the total number of meetings of the board of directors and (ii) the total number of meetings held by all committees of the board of directors on which they served. The Company does not currently have a policy with respect to Board member attendance at annual meetings.

Board Leadership Structure

The Company’s business and affairs are managed under the direction of its board of directors, including the responsibilities performed for the Company pursuant to the Advisory Agreement. Among other things, the board of directors sets broad policies for the Company, approves the appointment of the Company’s investment adviser, administrator and officers, and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm. The role of the board of directors and of any individual director is one of oversight, and not of management, of the day-to-day affairs of the Company.

The board of directors currently consists of six Directors, four of whom are Independent Directors. As part of each regular board of directors meeting, the Independent Directors meet separately from management. The board of directors reviews its leadership structure periodically as part of its annual self-assessment process and believes that its structure is appropriate to enable the board of directors to exercise its oversight of the Company.

The Independent Directors have designated a lead Independent Director who has authority and specific responsibilities regarding (i) meetings and executive sessions; (ii) liaison between the Independent Directors and management; (iii) oversight of information provided to the Board; (iv) legal advisors and consultants retained by the Independent Directors; (v) Board evaluation and leadership; and (vi) investor communication. R. David Kelly is the lead Independent Director.

Board Oversight of Risk Management

The board of directors oversees the services provided by the Adviser, including certain risk management functions. Risk management is a broad concept composed of many disparate elements (such as, for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Consequently, board of directors oversight of different types of risks is handled in different ways, and the board of directors implements its risk oversight function both as a whole and through board of directors committees. In the course of providing oversight, the board of directors and its committees receive reports on the Company’s activities, including regarding the Company’s investment portfolio and its financial accounting and reporting. The Audit Committee’s meetings with the Company’s independent registered public accounting firm also contribute to its oversight of certain internal control risks. In addition, the board of directors meets periodically with representatives of the Company and the Adviser to receive reports regarding the management of the Company, including certain investment and operational risks, and the Independent Directors are encouraged to communicate directly with senior management.

The Company believes that the board of directors’s role in risk oversight must be evaluated on a case-by-case basis and that its existing role in risk oversight is appropriate. Management believes that the Company has robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect the Company can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond any control of the Company or the Adviser, its affiliates, or other service providers.

Information about Each Director’s Qualification, Experience, Attributes or Skills

The board of directors believes that each of the Directors has the qualifications, experience, attributes and skills (“Director Attributes”) appropriate to serve as a Director of the Company, in light of the Company’s business and structure. Certain of these business and/or professional experiences are set forth in detail in the table above. The Directors have substantial board experience or other professional experience and have demonstrated a commitment to discharging their oversight responsibilities as Directors. The board of directors annually conducts a “self-assessment” wherein the performance of the board of directors and the Audit Committee are reviewed.

Below is certain additional information regarding each Director and certain of their Director Attributes. Although the information provided below, and in the table above, is not all-inclusive, the information describes some of the specific experiences, qualifications, attributes or skills that each Director possesses to demonstrate that the Directors have the appropriate Director Attributes to serve effectively as Directors of the Company. Many Director Attributes involve intangible elements, such as intelligence, integrity and work ethic, the ability to work together, the ability to communicate effectively, the ability to exercise judgment and ask incisive questions, and commitment to unitholder interests. In conducting its self-assessment, the board of directors determines whether the Directors have the appropriate Director Attributes and experience to serve effectively as Directors of the Company.

Biographical Information

Independent Directors

Sheila A. Finnerty served as Executive Managing Director at Liberty Mutual Insurance, a Fortune 100 Company. She has 33 years of experience and is widely respected as a successful investor and strong partner both in the financial markets and in business strategy. At Liberty Mutual Investments, Sheila successfully managed leveraged finance and alternative credit portfolios as well as being an active member of the internal Investment Committee and the leadership teams that oversee asset allocation and strategy for the $80 billion investment portfolio of Liberty Mutual Group. Prior to joining Liberty Mutual, Sheila held several roles at Morgan Stanley Investment Management (MSIM) including Managing Director as Global Head of High Yield Investments as well as Head of Senior Loans. Ms. Finnerty serves on the Board of Trustees of Manhattanville College and the Philanthropy Committee of the May Institute. Sheila is a strong proponent of diversity and inclusion initiatives and is a founding member of Women in Alternative Debt. Ms. Finnerty is a 1988 graduate of The New York University Stern School of Business and a 1986 graduate of Manhattanville College. She is a Charter Holder of the CFA Institute.

Saverio M. Flemma is the founder and President of SF Advisors LLC, a financial advisory firm. He advises companies and business owners on capital structure and financing-related issues as well as company sales. Prior to SF Advisors, Mr. Flemma was a Senior Banker at Drexel Hamilton, LLC, an investment banking and securities brokerage firm. Mr. Flemma joined Drexel Hamilton in 2016 and was responsible for advising on mergers and acquisitions and capital raising transactions. Previously, Mr. Flemma served as a Managing Director in Investment Banking at Deutsche Bank Securities and Banc of America Securities. Mr. Flemma is also a member of the Board of Directors of TCW Direct Lending VII, LLC. Mr. Flemma earned a B.A. in Economics from Rollins College.

R. David Kelly has 35 years of investment experience, including serving both public companies and private companies in the financial advisory, real estate development and operating company sectors. Mr. Kelly has served as the Chief Executive Officer and Chairman of the board of directors of Croesus and Company, a real estate investment and advisory firm, since 2014. Mr. Kelly is the managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate, financial services and venture capital which Mr. Kelly founded in 2010. Mr. Kelly serves on the Board of Directors of Invesco’s INREIT. He also serves on the Governing Body of the Children’s Medical Center of Dallas, serving on the Finance, Operating and Investment Committees. Mr. Kelly served as Chairman of the Teacher’s Retirement System of Texas from 2007 to 2017 and as Chairman of the Texas Public Finance Authority from 2002 to 2006 as a gubernatorial appointee. Mr. Kelly is also a member of the Board of Directors of TCW Direct Lending VII, LLC. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University.

Andrew W. Tarica is the founder and CEO of Meadowbrook Capital Management (“MCM”), a fixed income credit asset management business he founded in 2001. Mr. Tarica is currently the CEO of MCM as well as an employee of Cowen Prime Services (“CPS”), an SEC/FINRA registered broker dealer. He runs fixed income trading at CPS. Prior to founding MCM, he was the global head of the high grade corporate bond department at Donaldson, Lufkin & Jenrette from 1992 to 1999. From 1990 to 1992 he ran the investment grade sales and trading department at Kidder Peabody. He began his career at Drexel Burnham in 1983 in the investment grade trading area, where he eventually became the head of trading. He is a member of the Board of Directors of TCW Funds, Inc., TCW Strategic Income Fund, TCW Direct Lending VII, LLC and Chairman of the TCW/MetWest Mutual Funds board. Mr. Tarica is a graduate of Northeastern University.

Interested Directors

Richard T. Miller serves as Group Managing Director, Chief Investment Officer and Chairman of the Investment Committee of TCWs Private Credit Group and Co-Portfolio Manager of the direct lending strategy (the “Direct Lending Strategy”). Mr. Miller joined TCW in 2013 with the acquisition of the Special Situations Funds Group from Regiment Capital Advisors, LP which he led since the group’s inception in 2001. Mr. Miller has over 30 years of experience in the capital markets and previously was ranked on the Institutional Investor “All American High Yield Research Team” for six consecutive years, focusing primarily on the Metals and Mining sector. Prior to his involvement in high yield research, he was at Chase Manhattan Bank in the Mergers & Acquisitions Group. He then moved on to become a Managing Director with the High Yield Group. Subsequently, he became the Head of High Yield Research at BankBoston Securities and in 1999, Mr. Miller joined UBS as a Managing Director and Head of the Global High Yield Research Group. Mr. Miller currently serves as an ex officio Trustee of the University of Rochester Endowment and is a former Trustee of the Nativity Preparatory School and the Dexter Southfield School. Mr. Miller received his BS from Syracuse University and his MBA from the University of Rochester.

Laird R. Landmann is a Generalist Portfolio Manager in TCW’s Fixed Income Group. He joined TCW in 2009 during the acquisition of Metropolitan West Asset Management LLC (MetWest). Mr. Landmann currently serves on the boards of the TCW and Metropolitan West Mutual Funds, in addition to TCW Direct Lending LLC and TCW Direct Lending VII LLC. Mr. Landmann currently co-manages many of TCW and MetWest’s mutual funds, including the MetWest Total Return Bond Fund, the MetWest High Yield Bond Fund and the TCW Core Fixed Income Fund, and leads the fixed income group’s risk management efforts. He is a leader of the MetWest investment team that was recognized as Morningstar’s Fixed Income Manager of the Year for 2005 and has been nominated for the award eight times. Prior to founding MetWest in 1996, Mr. Landmann was a principal and the co-director of fixed income at Hotchkis and Wiley. He also served as a portfolio manager and vice president at PIMCO. Mr. Landmann holds a BA in Economics from Dartmouth College and an MBA from the University of Chicago Booth School of Business.

Executive Officers Who Are Not Directors

David Wang serves as Managing Director, Chief Operating Officer and a member of the Investment Committee of TCW’s Private Credit Group. Prior to joining TCW in 2013, Mr. Wang served as Director in the Capital Markets Group at Houlihan Lokey where he provided financing advisory services to middle market companies and financial sponsors. Prior to joining Houlihan Lokey, he served as Chief Financial Officer of Xinhua Finance, a publicly-traded international provider of financial indices, news, ratings and corporate communications products and services, where he led the company’s global restructuring. Prior to that, Mr. Wang was a Vice President in the leveraged finance investment banking division of Libra Securities and its predecessor firm, U.S. Bancorp Libra. He also previously served as Chief Financial Officer of Kentucky Electric Steel, a highly successful distressed acquisition and turnaround sponsored by Everest Capital and Libra Securities. Mr. Wang serves or has previously served on the boards of the Center for Duchenne Muscular Dystrophy at UCLA and the California Science Center. Mr. Wang is a graduate of The Wharton School at the University of Pennsylvania where he received a BS in Economics.

Andrew Kim is the Chief Financial Officer and Treasurer of the Company. Mr. Kim is a Senior Vice President in the Client and Fund Reporting group at TCW, focusing on financial reporting and operations for the Private Credit Group. He joined TCW in March 2020. Prior to joining TCW, Mr. Kim was the Chief Financial Officer of a boutique investment fund focused on structured lending and private credit. Prior to that role, he was the Vice President of Finance at Tennenbaum Capital Partners which focused on direct lending, primarily investing in leveraged loans through various complex fund structures. He holds a BS of Finance from the University of Illinois at Urbana-Champaign and an accounting certificate from UCLA. In addition, he is a CFA Charterholder.

Gladys Xiques is the Chief Compliance Officer of the Company. Ms. Xiques joined TCW in February 2015 as Deputy Chief Compliance Officer and became its Global Chief Compliance Officer in January, 2021. Ms. Xiques also serves as the Chief Compliance Officer for TCW’s sponsored registered investment companies (TCW’s Funds). Ms. Xiques is responsible for ensuring that the TCW affiliated registered investment advisers, registered broker-dealer and the TCW Funds have and implement compliance programs required by the relevant federal and state securities laws. In addition, she has oversight responsibility relating to the compliance functions of TCW’s international operations and compliance with local foreign jurisdictional requirements. Prior to joining TCW, she was a Director and Compliance Counsel of Kohlberg Kravis Roberts & Co. L.P. where she covered the capital markets business and the distribution of KKR funds and products. She also helped to oversee the cross border marketing and distribution of those funds and products. Prior to joining KKR, Ms. Xiques was a Vice President in the Legal Department for Barclays Wealth, formerly Lehman Brothers, where she covered the broker dealer and investment advisory businesses in the wealth management division. She was also a senior counsel for MetLife. Ms. Xiques holds a BA in Public Policy from Brown University and a JD from the George Washington University Law School. She is admitted to practice law in Maryland and New York.

Gayle Espinosa is the Secretary of the Company. Ms. Espinosa joined TCW in 2016 as Financial Reporting Director, working primarily on corporate and adviser entity financial statements, BDC SEC financial reporting, internal controls, and technical accounting. Prior to TCW, Ms. Espinosa served as Financial Reporting Manager for Tennenbaum Capital Partners during which she led the SOX implementation efforts for TCP Capital Corp., a publicly-traded BDC. Ms. Espinosa also previously worked for the Public Company Accounting Oversight Board in addition to her nearly 10 years tenure at PricewaterhouseCoopers, LLP, where she worked in audit as well as capital markets. Ms. Espinosa received a BA in Economics with a minor in Accounting from the University of California, Los Angeles. She is a licensed CPA in the state of California.

Joseph Magpayo is the Assistant Secretary of the Company. Mr. Magpayo manages the Client Services operations teams with responsibilities including wrap fee SMA and mutual fund operations, sales and marketing analytics, client relationship management (CRM) administration, request for proposals (RFP), and consultant databases. He has supervisory responsibilities as a Registered Principal over the Private Client Services group, and is also responsible for vendor management over several of TCW’s key outsourcing partners. He has extensive operational, organizational, and people management expertise. Mr. Magpayo joined TCW in 1991. He earned a BA in History from St. Mary’s College, an MA in American Studies from Pepperdine University, and an MBA with a Strategic Management emphasis from Azusa Pacific University.

Code of Ethics

The Company has adopted the code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. The Code of Ethics generally contains restrictions on investments by the Company’s employees in securities that may be purchased or held by the Company. This information will be available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the Code of Ethics by written request addressed to the following: Kevin Finch, The TCW Group, Inc., 865 S. Figueroa Street, Los Angeles, California 90017.

There is no family relationship between any of the Company’s current officers or Directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of the Company’s officers or Directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or Directors of any corporation or entity affiliated with the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s Directors and executive officers, and any persons holding more than 10% of the Company’s common units, are required to report their beneficial ownership in the Company’s securities and any changes therein to the SEC and to the Company. We are required to report herein any failure to file such reports by applicable due dates for filings. Based on the Company’s review of any Forms 3, 4 and 5 filed by such persons, the Company believes that, during the fiscal year ended December 31, 2021, Section 16(a) filing requirements applicable to such persons were met in a timely manner, except for Form 3s for two officers of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business, including such services provided by the executive officers, will be provided by individuals who are employees of the Adviser, pursuant to the terms of the Advisory Agreement, or through an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”). Therefore, the Company’s day-to-day investment operations will be managed by the Adviser, and most of the services necessary for the origination and administration of the Company’s investment portfolio will be provided by investment professionals employed by the Adviser. None of the executive officers will receive direct compensation from the Company. Subject to the annual cap on operating expenses under the Administration Agreement, the Company will reimburse the Administrator for expenses incurred by it on the Company’s behalf in performing the Administrator’s obligations under the Administration Agreement. Certain of the Company’s executive officers, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. The Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

Compensation of Independent Directors

Each of the Independent Directors receives an annual retainer fee of $75,000, payable once per year, if the director attends at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $2,500 for each board meeting in which they participate. Independent Directors will also be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting.

The Independent Directors also receive $1,000 for each audit committee meeting in which they participate. With respect to each audit committee meeting not held concurrently with a board meeting, Independent Directors will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such audit committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $15,000.

The following table sets forth the compensation paid by the Company, during the fiscal year ended December 31, 2021, to the Independent Directors. No compensation is paid to directors who are “interested persons” of the Company, as that term is defined in the 1940 Act. The Company has no retirement or pension plans or any compensation plans under which the Company’s equity securities were authorized for issuance.

Name of Director	Fees Earned or Paid in Cash from the Company (Total Compensation)
Independent Directors
Sheila A. Finnerty	$3,500
Saverio M. Flemma	$3,500
R. David Kelly	$3,500
Andrew W. Tarica	$3,500

Unit Ownership

The following table sets forth the aggregate dollar range of equity securities owned by each Director of the Company and of all funds overseen by each Director in the Fund Complex. The cost of each Director’s investment in the Fund Complex may vary from the current dollar range of equity securities shown below, which is calculated on an appraised value basis as of December 31, 2021. The information as to beneficial ownership is based on statements furnished to the Company by each Director.

Name of Nominee/Director	Dollar Range of Equity Securities Held in the Company	Aggregate Dollar Range of Equity Securities Held in Fund Complex
Interested Directors
Richard T. Miller	0	Over $	100,000
Laird R, Landman	0	Over $	100,000
Independent Directors
Sheila A. Finnerty	0		0
Saverio M. Flemma	0	Over $	100,000
R. David Kelly	0	Over $	100,000
Andrew W. Tarica	0	Over $	100,000

Unitholder Communications with Board of Director and Board Attendance at Annual Meetings

Unitholders may send communications to the board of directors. Communications should be addressed to the Secretary of the Company at the Company’s principal offices at TCW Direct Lending VIII LLC, 200 Clarendon Street – 51st Floor, Boston, MA 02116. The sender should indicate in the address whether it is intended for the entire board of directors, the Independent Directors as a group or an individual Director. The Secretary will forward any communications received directly to the intended recipient in accordance with the instructions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following sets forth, as of April 25, 2022, the beneficial ownership of the Company’s directors and officers as well as those persons owning beneficially 5% or more of the units of the Company:

Name and Address	Amount of Units Beneficially Owned and Nature of Ownership[1]	Percentage of Class Owned[1]
Independent Directors
Sheila A. Finnerty	—	*
Saverio M. Flemma	—	*
R. David Kelly	—	*
Andrew W. Tarica	2,500	*
Interested Directors
Richard T. Miller	50,000	1.00%
Laird R. Landmann	—	*
Executive Officers
David Wang	5,000	*
Andrew Kim	1,500	*
Gladys Xiques		*
Other Beneficial Owners
Nationwide Mutual Insurance Company(2)	973,000	21.41%
U.S. Retirement Trust (3)	514,550	11.32%
Cliffwater Corporate Lending Fund (4)	500,000	11.00%
CommonSpirit Health Operating Investment Pool, LLC (5)	500,000	11.00%

*	Less than 1%

(1)

The number of units are those beneficially owned as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any units as to which a person has sole or shared voting power or investment power and any units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages used herein are calculated based upon 4,543,780 common units outstanding, which reflects the number of common units issued and outstanding as of April 25, 2022.

(2)	The Unitholder’s address is One Nationwide Plaza 01-05-705, Columbus, Ohio, 43215.
(3)	The Unitholder’s address is 101 19th Street North, 17th Floor, Arlington, VA 22209.
(4)	The Unitholder’s address is 4640 Admiralty Way, 11th Floor, Marina del Rey, CA 90292.
(5)

The Unitholder’s address is 185 Berry Street, Suite 200, San Francisco, CA 94107. Holdings consist of 30,000 units held by CommonSPirit Health Operating Invest Pool, LLC, and 20,000 units held by the CommonSpirit Health Retirement Master Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Adviser

The Company’s investment activities are managed by the Adviser, which is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of the board of directors, the Adviser manages the Company’s day-to-day operations of, and provides investment advisory and management services to, the Company, pursuant to the Advisory Agreement.

The Adviser is a California limited liabilitycompany registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. and, together with its affiliated companies, manages or has committed to manage approximately $264.5 billion of assets as of December 31, 2021. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P.

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring the Company’s investments and monitoring the Company’s portfolio companies on an ongoing basis.

Under the Advisory Agreement, the Adviser

•	determines the composition of the Company’s portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies);

•	determines the assets the Company will originate, purchase, retain or sell;

•	closes, monitors and administers the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and

•	provides the Company such other investment advice, research and related services as it may, from time to time, require.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired.

Management Fee

Under the Advisory Agreement, the Company will pay to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of portfolio investments of the Company (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated. The “Commitment Period” of the Company began on January 21, 2022 (the “Initial Closing Date) and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. While the Management Fee will accrue from the Initial Closing Date, the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company.

Incentive Fee

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)

First, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions pursuant to this clause equal to their Aggregate Contributions to the Company in respect of all Units;

(b)

Second, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions equal to a 8% internal rate of return on their Aggregate Contributions to the Company in respect of all Units (the “Hurdle”);

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

Thereafter, the Adviser will be entitled to an Incentive Fee equal to 15% of additional amounts otherwise distributable to Unitholders in respect of all Units, with the remaining 85% distributed to the Unitholders.

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders.

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the agreement or (ii) the Company terminating the agreement for cause (as set out in the Advisory Agreement), the Company will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated.

Adviser Return Obligation

After we have made our final distribution of assets in connection with our dissolution, if the Adviser has received aggregate payments of Incentive Fees in excess of the amount the Adviser was entitled to receive pursuant to “Incentive Fee” above, then the Adviser will return to us, on or before 90 days after such final distribution of assets, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event will the Adviser be required to return to us an amount greater than the aggregate Incentive Fees paid to the Adviser, reduced by the excess of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees, over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation.

Administration Agreement

The Company has entered into an Administration Agreement with the Administrator under which the Administrator (or one or more delegated service providers) oversees the maintenance of the Company’s financial records and otherwise assist on the Company’s compliance with business development company and registered investment company rules, prepare reports to the Company’s unitholders, monitor the payment of the Company’s expenses and the performance of other administrative or professional service providers, and generally provide the Company with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on the Company’s behalf in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator has agreed that it will not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. In addition, Amounts paid pursuant to the Administration Agreement are subject to the annual cap on operating expenses.

Relationship with the Adviser and Potential Conflicts of Interest

The Company, the Adviser and the Company’s respective direct or indirect Members, partners, officers, Directors, employees, agents and affiliates may be subject to certain potential conflicts of interest in connection with the Company’s activities and investments. For example, the terms of the Adviser’s management and incentive fees may create an incentive for the Adviser to approve and cause the Company to make more speculative investments than it would otherwise make in the absence of such fee structure.

The Adviser’s Private Credit Team (the “Private Credit Team”) is separated from those partners and employees of the Adviser and its affiliates involved in the management of the investments of other funds and other accounts (the “Other Employees”) by an ethical wall, and accordingly, the Other Employees may be unable to make certain material information available to the Private Credit Team. In addition, the Adviser’s other funds and separate accounts may take positions in securities and/or issuers that are in a different part of the capital structure of an issuer or adverse to the Company.

The members of the senior management and investment teams and the investment committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the unitholders. For example, Mr. Miller and the other members of the investment committee have management responsibilities for other investment funds, accounts or other investment vehicles managed by the Adviser or its affiliates.

The Company’s investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Company’s strategy, and the Company may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Company and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. The Adviser has agreed with the board of directors that, when the Company is able to co-invest with other investment funds or accounts managed by the Adviser, allocations among the Company and other investment funds or accounts will generally be made based on capital available for investment in the asset class being allocated to the extent consistent with the 1940 Act. The Company expects that available capital for its investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where the Company cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to the Company and such other investment funds on an alternating basis. However, there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it. The Company and the Adviser have received the Exemptive Order from the SEC that permits the Company to co-invest with affiliates of the Adviser, including private funds managed by the Adviser, if the board of directors determines that it would be advantageous for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.

Certain Business Relationships

Certain of the Company’s current Directors and officers are directors or officers of the Adviser.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2021. The Company was formed in 2021.

Fiscal Year/Period	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2021	$40,000	$—	$—	$—

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above, for which fees were incurred by the Company for the fiscal year ended December 31, 2021, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on May 25, 2021)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on May 25, 2021)

3.3*	Amended and Restated Limited Liability Company Agreement, dated January 21, 2022

10.1*	Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC

10.2*	Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VIII LLC

Date: April 27, 2022	By:	/s/ Andrew Kim
Andrew Kim
Chief Financial Officer
(Principal Financial Officer)

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