Form 10-K/A
period 2021-12-31
TCW Direct Lending VIII LLC
filed 2022-04-28
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

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

As of June 30, 2021, there was no established public market for the Registrant’s limited liability common units. The number of the Registrant’s common units outstanding at April 28, 2022 was 4,543,780.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

TCW Direct Lending VIII LLC (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 28, 2022, as amended by Amendment No. 1 thereto filed on April 28, 2022 (together, “Original Filing”).

This Amendment No. 2 is being filed for the purpose of correcting the Report of Independent Registered Public Accounting Firm included in the Original Filing (the “Report”). The original Report had a typographical error. The changes made to the Report do not in any way change the conclusions expressed in the Report included in the Form 10-K. As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Amendment No. 2 includes certifications from the Company’s principal executive officer and principal financial officer dated as of the filing of this Amendment No. 2.

i

TCW DIRECT LENDING VIII LLC

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2021

ii

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K/A.

1

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on May 25, 2021)

3.2	Limited Liability Company Agreement, dated June 29, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on May 25, 2021)

3.3	Amended and Restated Limited Liability Company Agreement, dated January 21, 2022 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.1	Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.2	Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

2

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING VIII LLC

Date: April 28, 2022	By:	/s/ Andrew Kim
Andrew Kim
Chief Financial Officer
(Principal Financial Officer)

TCW Direct Lending VIII LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VIII LLC

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of TCW Direct Lending VIII LLC (the “Company”) as of December 31, 2021 and May 27, 2021 (inception), the related statements of operations, and changes in members’ capital for the period May 27, 2021 (inception) to December 31, 2021, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and May 27, 2021 (inception), and the results of its operations and changes in members’ capital for the period May 27, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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