Form 10-Q
period 2022-03-31
TCW Direct Lending VIII LLC
filed 2022-05-11
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2022

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

As of March 31, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 11, 2022 was 4,543,780.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

i

TCW DIRECT LENDING VIII LLC

Schedule of Investments (Unaudited)

As of March 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Commercial & Professional Services
	Hudson Technologies Company	03/02/22	Term Loan - 8.50% (SOFR + 7.50%, 1.00% Floor)	52.2%	$38,615,500	03/02/27	$37,853,245	$37,843,190
	Hudson Technologies Company	03/02/22	Last Out Term Loan - 8.50% (SOFR + 7.50%, 1.00% Floor)	9.2%	6,814,500	03/02/27	6,679,986	6,678,210
				61.4%			44,533,231	44,521,400
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 7.50% (SOFR + 6.50%, 1.00% Floor)	27.2%	20,150,000	03/07/27	19,751,491	19,747,000
				27.2%			19,751,491	19,747,000
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	18.5%	13,778,238	12/13/26	13,297,733	13,386,454
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	1.1%	861,140	12/13/26	834,620	836,653
				19.6%			14,132,353	14,223,107
Retailing
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	46.6%	34,460,000	02/01/27	33,788,170	33,770,800
				46.6%			33,788,170	33,770,800
	Total Debt Investments(2)			154.8%			112,205,245	112,262,307
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 0.15%			1.3%	962,434		962,434	962,434
	Total Cash Equivalents			1.3%	962,434		962,434	962,434
	Short-term Investments
	U.S. Treasury Bill, Yield 0.30%			206.3%	150,000,000		149,625,000	149,625,000
	Total Short-term Investments			206.3%	150,000,000		149,625,000	149,625,000
	Total Investments (362.5%)						$262,792,679	$262,849,741
	Net unrealized depreciation on unfunded commitments (0.1%)							(51,496)
	Liabilities in Excess of Other Assets (-262.4%)							$(190,280,502)
	Net Assets (100%)							$72,517,743

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

TCW DIRECT LENDING VIII LLC

Schedule of Investments (Unaudited) (Continued)

As of March 31, 2022

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $112,253,099 and $35,535, respectively, for the period ended March 31, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

TCW DIRECT LENDING VIII LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2022

	As of March 31, 2022
	(unaudited)	As of December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $112,205 and $0, respectively)	$112,262	$—
Cash and cash equivalents	1,009	1
Short-term investments	149,625	—
Interest receivable	757	—
Organizational costs due from related party	—	504
Directors' fees due from related party	—	14
Deferred financing costs	1,123	—
Deferred offering costs	—	220
Other assets due from related party	—	133
Prepaid and other assets	59	—
Total Assets	$264,835	$872
Liabilities
Payable for short-term investments purchased	$149,625	$—
Repurchase obligations	40,971	—
Credit facility payable	1,089	—
Organizational costs payable to related party	—	504
Offering costs payable to related party	—	220
Management fees payable	169	—
Unrealized depreciation on unfunded commitments	51
Interest and credit facility expense payable	29	—
Directors' fees payable to related party	—	14
Directors’ fees payable	83	—
Other liabilities payable to related party	—	133
Other accrued expenses and other liabilities	300	—
Total Liabilities	$192,317	$871
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (4,543,780 and 10 units issued and outstanding, respectively)	$454,378	$1
Common Unitholders’ undrawn commitment: (4,543,780 and 10 units issued and outstanding, respectively)	(381,484)	—
Common Unitholders’ offering costs	(240)	—
Common Unitholders’ capital	72,654	1
Accumulated loss	(136)	—
Total Members’ Capital	$72,518	$1
Total Liabilities and Members’ Capital	$264,835	$872
Net Asset Value Per Unit (accrual base) (Note 9)	$99.92	$100.00

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2022

For the three months ended March 31,
2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$1,168
Total investment income	1,168
Expenses
Management fees	169
Administrative fees	103
Directors’ fees	97
Organizational costs	78
Professional fees	63
Interest and credit facility expenses	52
Other expenses	165
Total expenses	727
Expense recaptured by Investment Adviser	583
Net expenses	1,310
Net investment loss	$(142)
Net realized and unrealized gain on investments
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	6
Net realized and unrealized gain on investments	$6
Net decrease in Members’ Capital from operations	$(136)
Basic and diluted:
Loss per unit	$(0.03)

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Changes in Member’s Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2022

	Common Unitholders’ Capital	Accumulated Loss	Total
Members’ Capital at January 1, 2022	$1	$—	$1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(142)	(142)
Net change in unrealized appreciation/depreciation on investments	—	6	6
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	72,893	—	72,893
Offering costs	(240)	—	(240)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2022	72,653	(136)	72,517
Members’ Capital at March 31, 2022	$72,654	$(136)	$72,518

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2022

For the three months ended March 31,
2022
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(136)
Adjustments to reconcile the net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(112,195)
Purchases of short-term investments	(149,625)
Proceeds from sales and paydowns of investments	36
Change in net unrealized appreciation/depreciation on investments	(6)
Amortization of premium and accretion of discount, net	(46)
Amortization of deferred financing costs	23
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(757)
(Increase) decrease in organizational costs due from related party	504
(Increase) decrease in deferred offering costs	220
(Increase) decrease in directors' fees due from related party	14
(Increase) decrease in other assets due from related party	133
(Increase) decrease in prepaid and other assets	(59)
Increase (decrease) in payable for short-term investments purchased	149,625
Increase (decrease) in organizational costs payable to related party	(504)
Increase (decrease) offering costs payable to related party	(220)
Increase (decrease) management fees payable	169
Increase (decrease) interest and credit facility expense payable	29
Increase (decrease) directors' fees payable to related party	(14)
Increase (decrease) directors’ fees payable	83
Increase (decrease) other accrued expenses and other liabilities	300
Increase (decrease) other liabilities payable to related party	(133)
Net cash used in operating activities	$(112,559)
Cash Flows from Financing Activities
Contribution from Members	$72,893
Offering costs	(240)
Deferred financing costs paid	(1,146)
Proceeds from credit facility	1,089
Proceeds from repurchase obligation	40,971
Net cash provided by financing activities	$113,567
Net increase in cash and cash equivalents	$1,008
Cash and cash equivalents, beginning of period	$1
Cash and cash equivalents, end of period	$1,009
Supplemental and non-cash financing activities
Interest expense paid	$—

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2022

1.
Organization and Basis of Presentation

Organization: TCW Direct Lending VIII LLC (the “Company”), was formed as a Delaware limited liability company on September 3, 2020. The Company has conducted and expects to further conduct private offerings of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On May 27, 2021 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc.

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

On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement with TAMCO, its registered investment adviser (the "Adviser"). On the same date, the Company also completed the first closing of the sale of its Common Units (the "Initial Closing Date") pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377. The Company may continue to accept subscription agreements and issue Units for a period of twelve-months following the Initial Closing Date.

The Company commenced operations during the first quarter of fiscal year 2022.

Term: The term of the Company will continue until the sixth anniversary of the final date on which the Company will accept subscription agreements and issue Units (the "Final Closing Date"), unless extended or the Company is sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders) and holders of preferred units, if any, (together with the Unitholders, the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Units.

Commitment Period: The Commitment Period commenced on the Initial Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

1.
Organization and Basis of Presentation (Continued)

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. The Company shall provide written notice to Unitholders of such Key Person Event within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

In accordance with the Company’s LLC Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of March 31, 2022, the Company has sold 4,543,780 Units for an aggregate offering price of $454,378. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$454,378	$381,484	16.0%	4,543,780

Recallable Amount: A Unitholder may be required to re-contribute amounts distributed equal to (a) such Unitholder’s share of all portfolio investments that are repaid to the Company, or otherwise recouped by the Company, and distributed to the Unitholder, in whole or in part, during or after the Commitment period, reduced by (b) all re-contributions made by such Unitholder. This amount, (the “Recallable Amount”) is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of March 31, 2022 was $0.

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

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

2.
Significant Accounting Policies (Continued)

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could be material.

Investments: The Company measures the fair value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers the principal market of its investments to be the market in which the investment trades with the greatest volume and level of activity.

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

The Company may enter into certain intercreditor agreements that entitle the Company to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, the Company may receive a higher interest rate than the contractual stated interest rate as disclosed on the Company’s Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facility (as defined in Note 7 to the Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the credit facility.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and as of March 31, 2022, the Company has incurred $582 in organizational costs, of which $78 was expensed during the three months ended March 31, 2022. Since inception, the Company has incurred $240 in offering costs which were charged directly to Members' Capital as of March 31, 2022.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

2.
Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2022, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2022, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Recent Accounting Pronouncements: In January 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-01, Reference Rate Reform (Topic 848) ("ASU 2021-01"). ASU 2021-01 is an update of ASU 2020-04 (defined below), which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and its impact on the Company’s financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provides optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of LIBOR and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the financial statements.

3.
Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, generally based on the midpoint of the valuation range obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy: Assets and liabilities are classified by the Company into three levels based on valuation inputs used to determine fair value:

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect the Company’s determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally include warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), may include common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of March 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$112,262	$112,262
Short- term investments	149,625	—	—	149,625
Cash equivalents	962	—	—	962
Total	$150,587	$—	$112,262	$262,849

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2022:

	Debt	Equity	Total
Balance, January 1, 2022	$—	$—	$—
Purchases	112,195	—	112,195
Sales and paydowns of investments	(36)	—	(36)
Amortization of premium and accretion of discount, net	46	—	46
Net change in unrealized appreciation/depreciation	57	—	57
Balance, March 31, 2022	$112,262	$—	$112,262
Change in net unrealized appreciation/depreciation in investments held as of March 31, 2022	$57	$—	$57

The Company did not have any transfers between levels during the three months ended March 31, 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2022:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$112,262	Income Method	Discount Rate	9.9% to 12.3%	11.0%	Decrease

* Weighted based on fair value

The Company generally utilizes the midpoint of a valuation range provided by an external, independent valuation firm in determining fair value.

4.
Agreements and Related Party Transactions

Advisory Agreement: On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

Pursuant to the Advisory Agreement, the Adviser will:

•
determine the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identify, evaluate and negotiate the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);
•
determine the assets the Company will originate, purchase, retain or sell;

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

4.
Agreements and Related Party Transactions (Continued)
•
close, monitor and administer the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and
•
provide the Company such other investment advice, research and related services as the Company may, from time to time, require.

The Company pays to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of the Company’s portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee for any partial month or quarter will be appropriately pro-rated.

For the three months ended March 31, 2022, Management Fees incurred were $169, of which $169 remained payable as of March 31, 2022.

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)
First, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions pursuant to this clause equal to their aggregate capital contributions in respect of all Units;
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

For purposes of calculating the Incentive Fee, as provided in 3.3.2 of the LLC Agreement, Aggregate Contributions shall not include NAV Balancing Contributions or Late-Closer Contributions, and the distributions to Common Unitholders shall not include distributions attributable to Late-Closer Contributions. NAV Balancing Contributions received by the Company will not be treated as amounts distributed to Common Unitholders for purposes of calculating the Incentive Fee. In addition if distributions to which a Defaulting Member otherwise would have been entitled have been withheld pursuant to 6.2.4 of the LLC Agreement, the amounts so withheld shall be treated for such purposes as having been distributed to such Defaulting Member. The amount of any distribution of securities made in kind shall be equal to the fair market value of those securities at the time of distribution determined pursuant to 13.4 of the LLC Agreement.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

4.
Agreements and Related Party Transactions (Continued)

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

Adviser Return Obligation: After the Company has made its final distribution of assets in connection with its dissolution, if the Adviser has received aggregate payments of Incentive Fees in excess of the amount the Adviser was entitled to receive pursuant to “Incentive Fee” above, then the Adviser will return to the Company, on or before 90 days after such final distribution of assets, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event will the Adviser be required to return to the Company an amount greater than the aggregate Incentive Fees paid to the Adviser, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees, over (b) an amount equal to the U.S. federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation.

Administration Agreement: On January 21, 2022, the Company entered into an Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”). Under the Administration Agreement, the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with BDC and RIC rules, monitor the payment of expenses, oversee the performance of administrative and professional services rendered to the Company by others, be responsible for the financial and other records that the Company is required to maintain, prepare and disseminate reports to the Unitholders and reports and other materials to be filed with the SEC or other regulators, assist the Company in determining and publishing (as necessary or appropriate) its net asset value, oversee the preparation and filing of tax returns, generally oversee the payment of expenses and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

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

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to the Company or any of the Unitholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

4.
Agreements and Related Party Transactions (Continued)

Expenses: The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with the Company’s organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the Company’s financial and legal affairs, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Company’s operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

4.
Agreements and Related Party Transactions (Continued)

However, the Company will not bear more than (a) an amount equal to 10 basis points of its aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period (see “The Private Offering—Closing Period”) and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the Company’s portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including the Company, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing supervisory investment management services for the Company. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear will, as set forth above, will be borne by the Adviser or its affiliates.

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2022:

		March 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation
Rising Pharma Holdings, Inc.	December 2026	$1,981	$51
Total		$1,981	$51

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022, the Company is not aware of any pending or threatened litigation.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

5.
Commitments and Contingencies (Continued)

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

6.
Members' Capital

The Company’s Unit activity for the three months ended March 31, 2022, was as follows:

Three months ended March 31, 2022
Units at beginning of period	10
Units issued and committed during the period	4,543,770
Units issued and committed at end of period	4,543,780

No deemed distributions and contributions were processed during the three months ended March 31, 2022.

7.
Credit Facility

On March 8, 2022, the Company entered into a senior secured Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The Credit Agreement provides for a revolving credit line (the “Credit Facility”) of up to $200,000 (the “Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Borrowing Base”) and (ii) the Maximum Commitment. The Credit Facility has an initial commitment of $200,000. The Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $400,000. The maturity date of the Credit Agreement is March 7, 2025, unless such date is extended at the Company’s option for a term of up to twelve 12 months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2022, the Company was in compliance with such covenants.

As of March 31, 2022, the Borrowing Base was more than the Maximum Commitment. A summary of amounts outstanding and available under the Credit Facility as of March 31, 2022 was as follows:

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2022	$200,000	$1,089	$198,911
(1)
The amount available considers any limitations related to the debt facility borrowing.

The Company incurred financing costs of $1,146 in connection with the Credit Agreement which were recorded by the Company as deferred financing costs on its Statements of Assets and Liabilities and are being amortized over the term of the Credit Facility. As of March 31, 2022, $1,123 of such deferred financing costs had yet to be amortized.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

7.
Credit Facility (Continued)

The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2022 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Agreement’s terms and conditions.

The summary information regarding the Credit Facility for the three months ended March 31, 2022 was as follows:

Three months ended March 31,
2022
Credit facility interest expense	$1
Undrawn commitment fees	25
Administrative fees	3
Amortization of deferred financing costs	23
Total	$52
Weighted average interest rate	2.10%
Average outstanding balance	$1,089

8.
Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligation is reported on the Company’s Statements of Operations within Other expenses.

As of March 31, 2022, the Company had outstanding Repurchase Obligations of $40,971 associated with repurchase agreements that were entered into on February 8, 2022 and March 2, 2022. Such Repurchase Obligations are collateralized by the Company’s term loans to Hudson Technologies Company and Rising Pharma Holdings, Inc. Interest under these Repurchase Obligations are calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.0000847 and 0.000092510, as stipulated in the repurchase agreements for Hudson Technologies Company and Rising Pharma Holdings, Inc., respectively. As of March 31, 2022, the remaining contractual maturities of the repurchase agreements were between 31-90 days.

As of March 31, 2022, the Company’s Repurchase Obligations are categorized as Level 2 within fair value hierarchy.

9.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

9.
Income Taxes (Continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of March 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

March 31, 2022
Cost of investments for federal income tax purposes	$262,793
Unrealized appreciation	$91
Unrealized depreciation	$(85)
Net unrealized depreciation on investments	$6

The Company did not have any unrecognized tax benefits as of December 31, 2021, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

10.
Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2022 is presented below.

For the three months ended March 31,
2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.00
Income from Investment Operations:
Net investment loss	(0.03)
Total loss from investment operations	(0.03)

Offering Costs	(0.05)
Net Asset Value Per Unit (accrual base), End of Period	$99.92
Unitholder Total Return(2)(3)	(0.32)%
Unitholder IRR(4)	NM
Ratios and Supplemental Data
Members’ Capital, end of period	$72,518
Units outstanding, end of period	4,543,780
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(5)	19.09%
Expense recaptured (reimbursed) by Investment Advisor(3)	4.11%
Ratio of net expenses to average net assets(6)	23.20%
Ratio of financing cost to average net assets(3)	0.37%
Ratio of net investment income before expense recapture to average net assets(5)	14.28%
Ratio of net investment income to average net assets(6)	10.17%
Credit facility payable	1,089
Asset coverage ratio	67.59
Portfolio turnover rate(3)	0.09%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2022.
(2)
The Total Return for the three months ended March 31, 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (IRR) for the three months ended March 31, 2022 is not considered meaningful because of the limited time since initial investment and early stage of capital deployment.
(5)
Annualized except for organizational costs
(6)
Annualized except for organizational costs and expenses recaptured by the Adviser.

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that require recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Direct Lending VIII LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Direct Lending VIII LLC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the impact of the novel strain of coronavirus known as “COVID-19” and variants of COVID-19, on the global economy, our industry, our business and our targeted investments;

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
•
a contraction of available credit could impair our ability to obtain leverage;
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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russia, Ukraine and China, including the effect of the current COVID-19 pandemic;

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 28, 2022 and in this report.

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

Overview

We were formed on September 3, 2020 as a limited liability company under the laws of the State of Delaware. We have conducted and expect to further conduct private offerings of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

We are an externally managed, closed-end, non-diversified management investment company. On July 22, 2021, we filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and will make such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, we are, and will be required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of March 31, 2022, we have sold 4,543,780 Units for an aggregate offering price of $454.4 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period, defined as the twelve-months following the Initial Closing Date, during which we may continue to accept subscription agreements and issue Units

Our Commitment Period commenced on the Initial Closing Date and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. The Company shall provide written notice to Unitholders of such Key Person Event within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

In accordance with the Company’s Limited Liability Company Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

We commenced operations during the first quarter of fiscal year 2022.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the Private Credit Group has not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an investment vehicle. While we invest primarily in U.S. companies, there are certain instances where we invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement.

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

However, we will not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period (see “The Private Offering—Closing Period”) and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, out-of-pocket expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

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

In connection with our borrowings, our lenders require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, the Subscription Agreement contractually obligates each of our investors to fund their respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of March 31, 2022, we have expensed $0.6 million in organizational costs, of which $0.1 million was expensed during the three months ended March 31, 2022. Since inception, we have incurred $0.2 million of offering costs which were charged directly to Members' capital as of March 31, 2022.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy: Assets and liabilities are classified by us into three levels based on valuation inputs used to determine fair value:

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect our determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally include warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), generally includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Investment Activity

As of March 31, 2022, our portfolio consisted of six debt investments and no equity investments. Based on fair values as of March 31, 2022, our portfolio was 100.0% invested in debt investments which were mostly senior secured, term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2022:

Industry	Percent of Total Investments
Commercial & Professional Services	40%
Retailing	30%
Construction Materials	17%
Pharmaceuticals	13%
Total	100%

Interest income including interest income paid-in-kind, was $1.2 million for the three months ended March 31, 2022.

Results of Operations

Our operating results for the three months ended March 31, 2022 were as follows (dollar amounts in thousands):

For the three months ended March 31,
2022
Total investment income	$1,168
Net expenses	1,310
Net investment loss	(142)
Net change in unrealized appreciation/depreciation on investments	6
Net decrease in Members’ Capital from operations	$(136)

Total investment income

Total investment income for the three months ended March 31, 2022 was $1.2 million and was attributable to our portfolio of debt investments which comprised of six investments.

Net investment loss

Net investment loss for the three months ended March 31, 2022 was $(0.1) million. The net investment loss for the three months ended March 31, 2022 is primarily attributable to the recapture of organizational costs previously reimbursed by the Adviser.

Expenses for the three months ended March 31, 2022 were as follows (dollar amounts in thousands):

For the three months ended March 31,
2022
Expenses
Management fees	$169
Administrative fees	103
Directors’ fees	97
Organizational costs	78
Professional fees	63
Interest and credit facility expenses	52
Other expenses	165
Total expenses	727
Expense recaptured by Investment Advisor	583
Net expenses	$1,310

Our total operating expenses were $1.3 million for the three months ended March 31, 2022. Our operating expenses include management fees attributed to the Adviser of $0.2 million.

Net expenses include an expense recapture of $0.6 million for the three months ended March 31, 2022. The expense recapture during the three months ended March 31, 2022 is primarily due to organizational costs previously reimbursed by the Adviser.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended March 31, 2022 was $6.0 thousand and was entirely due to our commencement of operations and investment activity during the quarter.

Net decrease in members’ capital from operations

Our net decrease in members’ capital from operations during the three months ended March 31, 2022 was $(0.1) million. The decrease during the three months ended March 31, 2022 is primarily attributable to the commencement of operations which took place during the first quarter of fiscal year 2022.

Financial Condition, Liquidity and Capital Resources

On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. We also commenced operations during the three months ended March 31, 2022. We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of March 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

March 31, 2022
Commitments	$454,378
Undrawn commitments	$381,484
Percentage of commitments funded	16.0%
Units	4,543,780

On March 8, 2022, we entered into a senior secured Revolving Credit Agreement (the “Credit Agreement”) among us, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The Credit Agreement provides for a revolving credit line (the “Credit Facility”) of up to $200.0 million (the “Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Borrowing Base”) and (ii) the Maximum Commitment. The Credit Facility has an initial commitment of $200.0 million. The Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $400.0 million. The maturity date of the Credit Agreement is March 7, 2025, unless such date is extended at our option for a term of up to twelve 12 months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the our investors, (ii) our right to make capital calls, receive payment of capital contributions from our investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from our investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2022, we were in compliance with such covenants.

As of March 31, 2022, the Borrowing Base was more than the Maximum Commitment. A summary of amounts outstanding and available under the Credit Facility as of March 31, 2022 was as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2022	$200,000	$1,089	$198,911
(1)
The amount available considers any limitations related to the debt facility borrowing.

We incurred financing costs of $1.1 million in connection with the Credit Agreement which were recorded by us as deferred financing costs on our Statements of Assets and Liabilities and are being amortized over the term of the Credit Facility. As of March 31, 2022, $1.1 million of such deferred financing costs had yet to be amortized.

The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2022 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include details about us as a company; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the Credit Agreement’s terms and conditions.

The summary information regarding the Credit Facility for the three months ended March 31, 2022 was as follows (dollar amounts in thousands):

Three months ended March 31,
2022
Credit facility interest expense	$1
Undrawn commitment fees	25
Administrative fees	3
Amortization of deferred financing costs	23
Total	$52
Weighted average interest rate	2.10%
Average outstanding balance	$1,089

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2022 (dollar amounts in thousands):

		March 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation
Rising Pharma Holdings, Inc.	December 2026	$1,981	$51
Total		$1,981	$51

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that we hold and concurrently enter into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”). These Macquarie Transactions are accounted for as secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on our Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement.

As of March 31, 2022, we had outstanding Repurchase Obligations of $41.0 million associated with repurchase agreements that were entered into on February 8, 2022 and March 2, 2022. Such Repurchase Obligations are collateralized by our term loans to Hudson Technologies Company and Rising Pharma Holdings, Inc. Interest under these Repurchase Obligations are calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.0000847 and 0.000092510, as stipulated in the repurchase agreements for Hudson Technologies Company and Rising Pharma Holdings, Inc., respectively. As of March 31, 2022, the remaining contractual maturities of the repurchase agreements were between 31-90 days.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 100% of our debt investments bore interest based on floating rates, such as LIBOR and SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 100%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our March 31, 2022 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,863	$33	$2,830
Up 200 basis points	1,700	22	1,678
Up 100 basis points	538	11	527
Down 100 basis points	—	(3)	3

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

Other than sales of the Company’s Units previously reported on Form 8-K, there have been no sales by the Company of unregistered securities.

On January 21, 2022, the Company began accepting subscription agreements from investors for the private sale of its Units. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Unit upon at least ten business days’ prior written notice to the Unitholders. The issuance of the Units pursuant to these subscription agreements and any draw by the Company under the related Commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Index

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on May 25, 2021)

3.2

Limited Liability Company Agreement, dated March 9, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on May 25, 2021)

3.3	Amended and Restated Limited Liability Company Agreement, dated January 21, 2022 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.1

Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.2

Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.3

Revolving Credit Agreement, dated as of March 8, 2022, among TCW Direct Lending VIII LLC, as borrower, and PNC Bank National Association, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2022)

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

TCW DIRECT LENDING VIII LLC
Date: May 11, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 11, 2022	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer