Form 10-Q
period 2022-06-30
TCW Direct Lending VIII LLC
filed 2022-08-10
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended June 30, 2022

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

As of June 30, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 10, 2022 was 4,543,780.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

Table of Contents

		PAGE
	INDEX	NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Schedule of Investments as of June 30, 2022 (unaudited)	3
	Statements of Assets and Liabilities as of June 30, 2022 (unaudited) and December 31, 2021	5
	Statement of Operations for the three and six months ended June 30, 2022 (unaudited)	6
	Statement of Changes in Members’ Capital from May 27, 2021 (inception) to June 30, 2021 (unaudited) and for the three and six months ended June 30, 2022 (unaudited)	7
	Statement of Cash Flows for the six months ended June 30, 2022 (unaudited)	8
	Notes to Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
SIGNATURES		38

TCW DIRECT LENDING VIII LLC

Schedule of Investments (Unaudited)

As of June 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Commercial & Professional Services
	Hudson Technologies Company	03/02/22	Term Loan - 9.14% (SOFR + 7.50%, 1.00% Floor)	24.6%	$29,868,582	03/02/27	$29,310,795	$30,764,639
	Hudson Technologies Company	03/02/22	Last Out Term Loan - 9.03% (SOFR + 7.50%, 1.00% Floor)	4.8%	6,059,560	03/02/27	5,946,400	6,059,560
				29.4%			35,257,195	36,824,199
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 7.79% (SOFR + 6.50%, 1.00% Floor)	15.5%	20,024,063	03/07/27	19,649,023	19,363,268
				15.5%			19,649,023	19,363,268
Energy
	HOP Energy, LLC	06/17/22	Term Loan - 10.40% (SOFR + 8.25%, 1.00% Floor)	17.3%	22,234,736	06/17/27	21,738,290	21,734,455
				17.3%			21,738,290	21,734,455
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 9.19% inc PIK (SOFR + 7.00%, 1.00% Floor, 1.00% PIK)	14.6%	18,858,930	04/29/25	18,414,953	18,349,739
	Red Robin International, Inc.	04/11/22	Term Loan - 7.50% (SOFR + 6.50%, 1.00% Floor)	9.6%	12,495,180	03/04/27	12,092,572	12,082,839
				24.2%			30,507,525	30,432,578
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 8.75% (LIBOR + 7.00%, 1.00% Floor)	10.6%	13,709,347	12/13/26	13,290,460	13,325,485
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 9.26% (LIBOR + 7.00%, 1.00% Floor)	0.7%	856,834	12/13/26	833,944	832,843
				11.3%			14,124,404	14,158,328
Retailing
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 9.38% (LIBOR + 8.25%, 1.00% Floor)	26.9%	34,460,000	02/01/27	33,827,416	33,736,340
				26.9%			33,827,416	33,736,340
	Total Debt Investments(2)			124.600%			155,103,853	156,249,168
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 1.26%			32.4%	40,567,218		40,567,218	40,567,218
	Total Cash Equivalents			32.4%	40,567,218		40,567,218	40,567,218
	Short-term Investments
	U.S. Treasury Bill, Yield 1.60%			138.8%	175,000,000		173,906,250	173,906,250
	Total Short-term Investments			138.8%	175,000,000		173,906,250	173,906,250
	Total Investments (295.8%)						$369,577,321	$370,722,636
	Net unrealized depreciation on unfunded commitments (0.2%)							(234,314)
	Liabilities in Excess of Other Assets (195.6%)							$(245,165,926)
	Net Assets (100%)							$125,322,396

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW DIRECT LENDING VIII LLC

Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $164,609,488 and $9,724,178, respectively, for the period ended June 30, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

TCW DIRECT LENDING VIII LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2022

	As of June 30,
	2022	As of December 31,
	(unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $155,104 and $0, respectively)	$156,249	$—
Cash and cash equivalents	41,556	1
Short-term investments	173,906	—
Interest receivable	599	—
Organizational costs due from related party	—	504
Directors' fees due from related party	—	14
Deferred financing costs	1,028	—
Deferred offering costs	—	220
Other assets due from related party	—	133
Prepaid and other assets	5	—
Total Assets	$373,343	$872
Liabilities
Payable for short-term investments purchased	$173,906	$—
Credit facility payable	72,689	—
Management fees payable	617	—
Organizational costs payable to related party	—	504
Unrealized depreciation on unfunded commitments	234
Offering costs payable to related party	—	220
Directors’ fees payable	165	—
Interest and credit facility expense payable	134	—
Directors' fees payable to related party	—	14
Other liabilities payable to related party	—	133
Other accrued expenses and other liabilities	276	—
Total Liabilities	$248,021	$871
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (4,543,780 and 10 units issued and outstanding, respectively)	$454,378	$1
Common Unitholders’ undrawn commitment: (4,543,780 and 10 units issued and outstanding, respectively)	(331,484)	—
Common Unitholders’ offering costs	(243)	—
Common Unitholders’ capital	122,651	1
Accumulated earnings	2,671	—
Total Members’ Capital	$125,322	$1
Total Liabilities and Members’ Capital	$373,343	$872
Net Asset Value Per Unit (accrual base) (Note 9)	$100.53	$100.00

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2022

	For the three months ended June 30,	For the six months ended June 30,
	2022	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$3,238	$4,406
Interest income paid-in-kind	16	16
Other fee income	2	2
Total investment income	3,256	4,424
Expenses
Management fees	448	617
Interest and credit facility expenses	357	409
Administrative fees	105	208
Directors’ fees	96	193
Professional fees	106	169
Organizational costs	13	91
Other expenses	201	366
Total expenses	1,326	2,053
Expense recaptured by Investment Adviser	—	583
Net expenses	1,326	2,636
Net investment income	$1,930	$1,788
Net realized and unrealized gain (loss) on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	905	911
Net realized loss on short-term investments	(28)	(28)
Net realized and unrealized gain on investments	$877	$883
Net increase in Members’ Capital from operations	$2,807	$2,671
Basic and diluted:
Income per unit	$0.62	$0.58

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at May 27, 2021 (Inception)	$1	$—	$1
Increase in Members’ Capital Resulting from Capital Activity
Contributions	—	—	—
Total Increase in Members’ Capital Resulting from Capital Activity	—	—	—
Total Increase in Members’ Capital for the period ended June 30, 2021	—	—	—
Members’ Capital at June 30, 2021	1	—	1

Members’ Capital at January 1, 2022	$1	$—	$1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(142)	(142)
Net change in unrealized appreciation/(depreciation) on investments	—	6	6
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	72,893	—	72,893
Offering costs	(240)	—	(240)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2022	72,653	(136)	72,517
Members’ Capital at March 31, 2022	$72,654	$(136)	$72,518
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	1,930	1,930
Net realized loss on investments	—	(28)	(28)
Net change in unrealized appreciation/(depreciation) on investments	—	905	905
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	50,000	—	50,000
Offering costs	(3)	—	(3)
Total Increase in Members’ Capital for the three months ended June 30, 2022	49,997	2,807	52,804
Members’ Capital at June 30, 2022	$122,651	$2,671	$125,322

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2022

For the six months ended June 30,
2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$2,671
Adjustments to reconcile the net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(164,593)
Purchases of short-term investments	(173,906)
Interest income paid-in-kind	(16)
Proceeds from sales and paydowns of investments	9,724
Change in net unrealized (appreciation)/depreciation on investments	(911)
Amortization of premium and accretion of discount, net	(219)
Amortization of deferred financing costs	118
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(599)
(Increase) decrease in organizational costs due from related party	504
(Increase) decrease in deferred offering costs	220
(Increase) decrease in directors' fees due from related party	14
(Increase) decrease in other assets due from related party	133
(Increase) decrease in prepaid and other assets	(5)
Increase (decrease) in payable for short-term investments purchased	173,906
Increase (decrease) in organizational costs payable to related party	(504)
Increase (decrease) offering costs payable to related party	(220)
Increase (decrease) management fees payable	617
Increase (decrease) interest and credit facility expense payable	134
Increase (decrease) directors' fees payable to related party	(14)
Increase (decrease) directors’ fees payable	165
Increase (decrease) other accrued expenses and other liabilities	276
Increase (decrease) other liabilities payable to related party	(133)
Net cash used in operating activities	$(152,638)
Cash Flows from Financing Activities
Contribution from Members	$122,893
Offering costs	(243)
Deferred financing costs paid	(1,146)
Proceeds from credit facility	72,689
Proceeds from repurchase obligation	53,122
Repayment of repurchase obligation	(53,122)
Net cash provided by financing activities	$194,193
Net increase in cash and cash equivalents	$41,555
Cash and cash equivalents, beginning of period	$1
Cash and cash equivalents, end of period	$41,556
Supplemental and non-cash financing activities
Interest expense paid	$41

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2022

1.
Organization and Basis of Presentation

Organization: TCW Direct Lending VIII LLC (the “Company”), was formed as a Delaware limited liability company on September 3, 2020. The Company has conducted and expects to further conduct private offerings of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On May 27, 2021 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1 to TCW Asset Management Company LLC (“TAMCO” or the “Adviser”), the Company's investment adviser and an affiliate of the TCW Group, Inc.

On July 22, 2021 the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”). The Company will be required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement with the Adviser. On the same date, the Company also completed the first closing of the sale of its Common Units (the “Initial Closing Date”) pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377. The Company may continue to accept subscription agreements and issue Units for a period of twelve-months following the Initial Closing Date.

The Company commenced operations during the first quarter of fiscal year 2022.

Term: The term of the Company will continue until the sixth anniversary of the final date on which the Company will accept subscription agreements and issue Units (the “Final Closing Date”), unless extended or the Company is sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders”) and holders of preferred units, if any (together with the Unitholders, the “Members”), at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority representing more than 66 2/3% in interest of the holders of the Units.

Commitment Period: The Commitment Period commenced on the Initial Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

1.
Organization and Basis of Presentation (Continued)

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. If, during the Commitment Period, any Key Person shall fail to devote substantially all of his or her business time to the investment activities of the Partnership and the Related Entities other than as a result of temporary disability (the occurrence of such event, a “Key Person Departure”), the Company shall provide written notice to Unitholders of such Key Person Departure within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of June 30, 2022, the Company has sold 4,543,780 Units for an aggregate offering price of $454,378. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$454,378	$331,484	27.0%	4,543,780

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

The Recallable Amount as of June 30, 2022 was $0.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

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

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $595 in organizational costs, of which $13 and $91 were expensed during the three and six months ended June 30, 2022. Since inception, the Company has incurred $243 in offering costs which were charged directly to Members’ Capital as of June 30, 2022.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2022, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2022, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) ("ASU 2021-01"). ASU 2021-01 is an update of ASU 2020-04 (defined below), which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and their impact on the Company’s financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of LIBOR and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the financial statements.

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

June 30, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

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

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of June 30, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$156,249	$156,249
Short- term investments	173,906	—	—	173,906
Cash equivalents	40,567	—	—	40,567
Total	$214,473	$—	$156,249	$370,722

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2022:

	Debt	Equity	Total
Balance, April 1, 2022	$112,262	$—	$112,262
Purchases	52,414	—	52,414
Sales and paydowns of investments	(9,688)	—	(9,688)
Amortization of premium and accretion of discount, net	173	—	173
Net change in unrealized appreciation/(depreciation)	1,088	—	1,088
Balance, June 30, 2022	$156,249	$—	$156,249
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$1,088	$—	$1,088

	Debt	Equity	Total
Balance, January 1, 2022	$—	$—	$—
Purchases, including payments received in-kind	164,609	—	164,609
Sales and paydowns of investments	(9,724)	—	(9,724)
Amortization of premium and accretion of discount, net	219	—	219
Net realized losses	—	—	—
Net change in unrealized appreciation/(depreciation)	1,145	—	1,145
Balance, June 30, 2022	$156,249	$—	$156,249
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$1,145	$—	$1,145

The Company did not have any transfers between levels during the three and six months ended June 30, 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2022:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$156,249	Income Method	Discount Rate	8.1% to 13.6%	11.2%	Decrease

* Weighted based on fair value

The Company generally utilizes the midpoint of a valuation range provided by an external, independent valuation firm in determining fair value.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

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

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

4.
Agreements and Related Party Transactions (Continued)

For the three and six months ended June 30, 2022, Management Fees incurred were $448 and $617, respectively, of which $617 remained payable as of June 30, 2022.

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

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

4.
Agreements and Related Party Transactions (Continued)

For purposes of calculating the Incentive Fee, as provided in 3.3.2 of the LLC Agreement, Aggregate Contributions shall not include NAV Balancing Contributions or Late-Closer Contributions (as such terms are defined in the LLC Agreement), and the distributions to Common Unitholders shall not include distributions attributable to Late-Closer Contributions. NAV Balancing Contributions received by the Company will not be treated as amounts distributed to Common Unitholders for purposes of calculating the Incentive Fee. In addition if distributions to which a Defaulting Member (as such term is defined in the LLC Agreement) otherwise would have been entitled have been withheld pursuant to 6.2.4 of the LLC Agreement, the amounts so withheld shall be treated for such purposes as having been distributed to such Defaulting Member. The amount of any distribution of securities made in kind shall be equal to the fair market value of those securities at the time of distribution determined pursuant to 13.4 of the LLC Agreement.

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

Administration Agreement: On January 21, 2022, the Company entered into an Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”). Under the Administration Agreement, the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with BDC and RIC rules, monitor the payment of expenses, oversee the performance of administrative and professional services rendered to the Company by others, be responsible for the financial and other records that the Company is required to maintain, prepare and disseminate reports to the Unitholders and reports and other materials to be filed with the SEC or other regulators, assist the Company in determining and publishing (as necessary or appropriate) its net asset value, oversee the preparation and filing of tax returns, generally oversee the payment of expenses and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to Company Expenses Limitation (as defined herein). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

4.
Agreements and Related Party Transactions (Continued)

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

Expenses: The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with the Company’s organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the Company’s financial and legal affairs, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Company’s LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

4.
Agreements and Related Party Transactions (Continued)

However, the Company will not bear more than (a) an amount equal to 10 basis points of its aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period (see “The Private Offering—Closing Period”) and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the Company’s portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will the Company carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

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

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear, as set forth above, will be borne by the Adviser or its affiliates.

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2022:

		June 30, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	April 2025	$4,711	$127
Rising Pharma Holdings, Inc.	December 2026	1,981	55
Red Robin International, Inc.	March 2027	1,566	52
Total		$8,258	$234

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022, the Company is not aware of any pending or threatened litigation.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

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

6.
Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2022, was as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Units at beginning of period	4,543,780	10
Units issued and committed during the period	—	4,543,770
Units issued and committed at end of period	4,543,780	4,543,780

No deemed distributions and contributions were processed during the three and six months ended June 30, 2022.

7.
Credit Facility

On March 8, 2022, the Company entered into a senior secured Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The Credit Agreement provides for a revolving credit line (the “Credit Facility”) of up to $200,000 (the “Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Borrowing Base”) and (ii) the Maximum Commitment. The Credit Facility has an initial commitment of $200,000. The Maximum Commitment may be periodically increased in amounts designated by the Company, up to an aggregate amount of $400,000. The maturity date of the Credit Agreement is March 7, 2025, unless such date is extended at the Company’s option for a term of up to 12 months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2022, the Company was in compliance with such covenants.

As of June 30, 2022, the Borrowing Base was more than the Maximum Commitment. A summary of amounts outstanding and available under the Credit Facility as of June 30, 2022 was as follows:

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2022	$200,000	$72,689	$127,311
(1)
The amount available considers any limitations related to the debt facility borrowing.

The Company incurred financing costs of $1,146 in connection with the Credit Agreement which were recorded by the Company as deferred financing costs on its Statements of Assets and Liabilities and are being amortized over the term of the Credit Facility. As of June 30, 2022, $1,028 of such deferred financing costs had yet to be amortized.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

7.
Credit Facility (Continued)

The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2022 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the Credit Agreement’s terms and conditions.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2022 was as follows:

	Three months ended June 30,	Six months ended June 30,
	2022	2022
Credit facility interest expense	$159	$160
Undrawn commitment fees	91	116
Administrative fees	12	15
Amortization of deferred financing costs	95	118
Total	$357	$409
Weighted average interest rate	2.93%	2.90%
Average outstanding balance	$21,392	$17,410

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

The Company entered into repurchase agreements on February 8, 2022, March 2, 2022, and April 11, 2022 which were collateralized by the Company’s term loans to Hudson Technologies Company, Rising Pharma Holdings, Inc, and Red Robin International, Inc., respectively. Interest under these Repurchase Obligations were calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) 0.0000847, 0.000092510, and 0.00010875, as stipulated in the repurchase agreements for Hudson Technologies Company, Rising Pharma Holdings, Inc., and Red Robin International, respectively. All three Repurchase Obligations were settled during the three months ended June 30, 2022. As of June 30, 2022, the Company had no outstanding Repurchase Obligations.

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

June 30, 2022

9.
Income Taxes (Continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of June 30, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

June 30, 2022
Cost of investments for federal income tax purposes	$369,577
Unrealized appreciation	$1,602
Unrealized depreciation	$(691)
Net unrealized appreciation on investments	$911

The Company did not have any unrecognized tax benefits as of December 31, 2021, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

10.
Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2022 is presented below.

For the six months ended June 30,
2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.00
Income from Investment Operations:
Net investment income	0.39
Net realized and unrealized gain	0.19
Total income from investment operations	0.58
Offering Costs	(0.05)
Net Asset Value Per Unit (accrual base), End of Period	$100.53
Unitholder Total Return(2)(3)	3.40%
Unitholder IRR(4)	6.36%
Ratios and Supplemental Data
Members’ Capital, end of period	$125,322
Units outstanding, end of period	4,543,780
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(5)	9.46%
Expense recaptured (reimbursed) by Investment Advisor(3)	1.36%
Ratio of net expenses to average net assets(6)	10.82%
Ratio of financing cost to average net assets(3)	0.96%
Ratio of net investment income before expense recapture to average net assets(5)	11.39%
Ratio of net investment income to average net assets(6)	10.03%
Credit facility payable	72,689
Asset coverage ratio	2.72
Portfolio turnover rate(3)	11.48%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2022.
(2)
The Total Return for the six months ended June 30, 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 6.36% through June 30, 2022. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized except for organizational costs.
(6)
Annualized except for organizational costs and expenses recaptured by the Adviser.

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that require recognition or disclosure in these financial statements other than those described below.

On July 8, 2022, the Company completed the second closing of the sale of its Common Units pursuant to which the Company sold 2,178,280 Common Units for an aggregate offering price of $217,828.

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

On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units. As of June 30, 2022, we have sold 4,543,780 Units for an aggregate offering price of $454.4 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period, defined as the twelve-months following the Initial Closing Date, during which we may continue to accept subscription agreements and issue Units

Our Commitment Period commenced on the Initial Closing Date and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. If, during the Commitment Period, any Key Person shall fail to devote substantially all of his or her business time to the investment activities of the Partnership and the Related Entities other than as a result of temporary disability (the occurrence of such event, a “Key Person Departure”), the Company shall provide written notice to Unitholders of such Key Person Departure within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

In accordance with the Company’s amended and restated Limited Liability Company Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

We commenced operations during the first quarter of fiscal year 2022.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the Private Credit Group of the Adviser has not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

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

However, we will not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period (see “The Private Offering—Closing Period”) and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, out-of-pocket expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.6 million in organizational costs, of which $13 thousand and $0.1 million were expensed during the three and six months ended June 30, 2022, respectively. Since inception, we have incurred $0.2 million of offering costs which were charged directly to Members’ Capital as of June 30, 2022.

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

Investment Activity

As of June 30, 2022, our portfolio consisted of nine debt investments and no equity investments. Based on fair values as of June 30, 2022, our portfolio was 100.0% invested in debt investments which were all senior secured, term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2022:

Industry	Percent of Total Investments
Commercial & Professional Services	24%
Retailing	22%
Hotels, Restaurants & Leisure	19%
Energy	14%
Construction Materials	12%
Pharmaceuticals	9%
Total	100%

Interest income including interest income paid-in-kind, was $3.3 million for the three months ended June 30, 2022.

Interest income including interest income paid-in-kind, was $4.4 million for the six months ended June 30, 2022.

Results of Operations

Our operating results for the three and six months ended June 30, 2022 were as follows (dollar amounts in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2022	2022
Total investment income	$3,256	$4,424
Net expenses	1,326	2,636
Net investment income	1,930	1,788
Net change in unrealized appreciation/(depreciation) on investments	905	911
Net realized loss on short-term investments	(28)	(28)
Net increase in Members’ Capital from operations	$2,807	$2,671

Total investment income

Total investment income for the three and six months ended June 30, 2022 was $3.3 million and $4.4 million, respectively, and was attributable to our portfolio of debt investments, which was composed of nine investments as of June 30, 2022.

Net investment income

Net investment income for the three and six months ended June 30, 2022 was $1.9 million and $1.8 million, respectively. The net investment income for the three and six months ended June 30, 2022 is primarily attributable to our portfolio of debt investments, which was composed of nine investments as of June 30, 2022. Additionally, the net investment income for the six months ended June 30, 2022 includes the recapture of organizational costs previously reimbursed by the Adviser.

Expenses for the three and six months ended June 30, 2022 were as follows (dollar amounts in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2022	2022
Expenses
Management fees	$448	$617
Interest and credit facility expenses	357	409
Administrative fees	105	208
Directors' fees	96	193
Professional fees	106	169
Organizational costs	13	91
Other expenses	201	366
Total expenses	1,326	2,053
Expense recaptured by Investment Advisor	—	583
Net expenses	$1,326	$2,636

Our net expenses for the three and six months ended June 30, 2022 were $1.3 million and $2.6 million, respectively. Our net expenses include management fees attributed to the Adviser of $0.4 million for the three months ended June 30, 2022 and $0.6 million for the six months ended June 30, 2022.

Net expenses include an expense recapture of $0 and $0.6 million for the three and six months ended June 30, 2022, respectively. The expense recapture during the six months ended June 30, 2022 is due to organizational costs previously reimbursed by the Adviser.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three and six months ended June 30, 2022 was $0.9 million for each period and was entirely due to our commencement of operations and investment activity during the year-to-date period. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Hudson Technologies Company	Term Loan	$1,454
Resco Products, Inc.	Term Loan	(286)
Black Rock Coffee Holdings, LLC	Delayed Draw Term Loan	(127)
All others	Various	(136)
Net change in unrealized appreciation/(depreciation)		$905

Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Hudson Technologies Company	Term Loan	$1,454
Resco Products, Inc.	Term Loan	(286)
Black Rock Coffee Holdings, LLC	Delayed Draw Term Loan	(127)
All others	Various	(130)
Net change in unrealized appreciation/(depreciation)		$911

Net realized loss on short-term investments

During the three and six months ended June 30, 2022 we incurred $28 thousand in realized losses from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three and six months ended June 30, 2022 was $2.8 million and $2.7 million, respectively. The increase during the three and six months ended June 30, 2022 is primarily attributable to the commencement of operations which took place during the first quarter of fiscal year 2022.

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

As of June 30, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

June 30, 2022
Commitments	$454,378
Undrawn commitments	$331,484
Percentage of commitments funded	27.0%
Units	4,543,780

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

The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the our investors, (ii) our right to make capital calls, receive payment of capital contributions from our investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from our investors are made. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2022, we were in compliance with such covenants.

As of June 30, 2022, the Borrowing Base was more than the Maximum Commitment. A summary of amounts outstanding and available under the Credit Facility as of June 30, 2022 was as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2022	$200,000	$72,689	$127,311
(1)
The amount available considers any limitations related to the debt facility borrowing.

We incurred financing costs of $1.1 million in connection with the Credit Agreement which were recorded by us as deferred financing costs on our Statements of Assets and Liabilities and are being amortized over the term of the Credit Facility. As of June 30, 2022, $1.0 million of such deferred financing costs had yet to be amortized.

The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2022 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include details about us as a company; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the Credit Agreement’s terms and conditions.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2022 was as follows (dollar amounts in thousands):

	Three months ended June 30,	Six months ended June 30,
	2022	2022
Credit facility interest expense	$159	$160
Undrawn commitment fees	91	116
Administrative fees	12	15
Amortization of deferred financing costs	95	118
Total	$357	$409
Weighted average interest rate	2.93%	2.90%
Average outstanding balance	$21,392	$17,410

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2022 (dollar amounts in thousands):

		June 30, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	April 2025	$4,711	$127
Rising Pharma Holdings, Inc.	December 2026	1,981	55
Red Robin International, Inc.	March 2027	1,566	52
Total		$8,258	$234

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

We entered into repurchase agreements on February 8, 2022, March 2, 2022, and April 11, 2022 which were collateralized by our term loans to Hudson Technologies Company, Rising Pharma Holdings, Inc, and Red Robin International, Inc., respectively. Interest under these Repurchase Obligations were calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) 0.0000847, 0.000092510, and 0.00010720, as stipulated in the repurchase agreements for Hudson Technologies Company, Rising Pharma Holdings, Inc., and Red Robin International, respectively. All three Repurchase Obligations were settled during the three months ended June 30, 2022. As of June 30, 2022, we had no outstanding Repurchase Obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, 100% of our debt investments bore interest based on floating rates, such as LIBOR and SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 7.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2022 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$5,119	$2,211	$2,908
Up 200 basis points	3,413	1,474	1,939
Up 100 basis points	1,706	737	969
Down 100 basis points	(919)	(761)	(158)
Down 200 basis points	(990)	(1,105)	115

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

TCW DIRECT LENDING VIII LLC
Date: August 10, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 10, 2022	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer