Form 10-Q
period 2022-09-30
TCW Direct Lending VIII LLC
filed 2022-11-09
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended September 30, 2022

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

As of September 30, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 9, 2022 was 6,722,060.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

Table of Contents

		PAGE
	INDEX	NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Schedule of Investments as of September 30, 2022 (unaudited)	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2022 (unaudited) and December 31, 2021	6
	Consolidated Statement of Operations for the three and nine months ended September 30, 2022 (unaudited)	7
	Consolidated Statement of Changes in Members’ Capital from May 27, 2021 (inception) to September 30, 2021 (unaudited) and for the three and nine months ended September 30, 2022 (unaudited)	8
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 (unaudited)	9
	Notes to Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
SIGNATURES		42

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Commercial & Professional Services
	Hudson Technologies Company	03/02/22	Term Loan - 10.65% (SOFR + 7.50%, 1.00% Floor)	9.7%	$17,320,243	03/02/27	$17,014,245	$17,839,850
	Hudson Technologies Company	03/02/22	Last Out Term Loan - 10.53% (SOFR + 7.50%, 1.00% Floor)	3.3%	6,059,560	03/02/27	5,952,506	6,059,560
				13.0%			22,966,751	23,899,410
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 9.34% (SOFR + 6.50%, 1.00% Floor)	10.4%	19,898,125	03/07/27	19,545,494	19,181,793
				10.4%			19,545,494	19,181,793
Energy
	HOP Energy, LLC	06/17/22	Term Loan - 11.38% (SOFR + 8.25%, 1.00% Floor)	11.3%	22,095,769	06/17/27	21,627,474	20,880,502
				11.3%			21,627,474	20,880,502
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 9.19% inc PIK (SOFR + 7.00%, 1.00% Floor, 1.00% PIK)	10.0%	18,907,125	04/29/25	18,502,689	18,491,169
	Red Robin International, Inc.	04/11/22	Term Loan - 10.31% (SOFR + 6.50%, 1.00% Floor)	6.5%	12,463,863	03/04/27	12,083,909	12,015,164
				16.5%			30,586,598	30,506,333
Housewares & Specialties
	Lenox Holdings, Inc.	07/08/22	Term Loan - 10.18% (SOFR + 7.75%, 1.00% Floor)	20.6%	38,854,575	07/08/27	38,113,657	38,038,629
				20.6%			38,113,657	38,038,629
Oil & Gas Equipment & Services
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan A - 7.69% (SOFR + 5.00%, 1.00% Floor)	18.0%	33,804,804	08/10/27	33,230,067	33,297,732
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan B - 12.73% (SOFR + 10.04%, 1.00% Floor)	17.3%	32,575,538	08/10/27	31,570,122	31,956,603
				35.3%			64,800,189	65,254,335

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 10.44% (SOFR + 7.00%, 1.00% Floor)	7.2%	13,674,902	12/13/26	13,280,709	13,223,630
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 10.81% (SOFR + 7.00%, 1.00% Floor)	0.4%	854,681	12/13/26	833,141	826,477
				7.6%			14,113,850	14,050,107
Retailing
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 11.00% (SOFR + 8.00%, 1.00% Floor)	18.2%	34,460,000	02/01/27	33,862,140	33,564,040
				18.2%			33,862,140	33,564,040
Technologies Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 10.24% (SOFR + 7.50%, 1.00% Floor)	6.5%	12,180,000	07/18/27	11,946,400	11,936,400
				6.5%			11,946,400	11,936,400
	Total Debt Investments(2)			139.4%			257,562,553	257,311,549
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 2.73%			11.9%	21,914,963		21,914,963	21,914,963
	Total Cash Equivalents			11.9%	21,914,963		21,914,963	21,914,963
	Short-term Investments
	U.S. Treasury Bill, Yield 3.57%			85.7%	160,000,000		158,316,800	158,316,800
	Total Short-term Investments			85.7%	160,000,000		158,316,800	158,316,800
	Total Investments (236.8%)						$437,794,316	$437,543,312
	Net unrealized depreciation on unfunded commitments (0.1%)							(225,362)
	Liabilities in Excess of Other Assets (136.7%)							$(252,525,332)
	Net Assets (100.0%)							$184,792,618

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $280,245,107 and $23,166,129, respectively, for the period ended September 30, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2022

	As of September 30,
	2022	As of December 31,
	(unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $257,563 and $0, respectively)	$257,312	$—
Cash and cash equivalents	21,915	1
Short-term investments	158,317	—
Interest receivable	1,859	—
Receivable for investment sold	139	—
Organizational costs due from related party	—	504
Directors' fees due from related party	—	14
Deferred financing costs	3,023	—
Deferred offering costs	—	220
Other assets due from related party	—	133
Prepaid and other assets	60	—
Total Assets	$442,625	$872
Liabilities
Payable for short-term investments purchased	$158,317	$—
Credit facility payable	96,789	—
Management fees payable	1,367	—
Organizational costs payable to related party	—	504
Interest and credit facility expense payable	472	—
Directors’ fees payable	238	—
Unrealized depreciation on unfunded commitments	225	—
Offering costs payable to related party	—	220
Directors' fees payable to related party	—	14
Other liabilities payable to related party	—	133
Other accrued expenses and other liabilities	424	—
Total Liabilities	$257,832	$871
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (6,722,060 and 10 units issued and outstanding, respectively)	$672,206	$1
Common Unitholders’ undrawn commitment: (6,722,060 and 10 units issued and outstanding, respectively)	(490,397)	—
Common Unitholders’ offering costs	(280)	—
Common Unitholders’ capital	181,529	1
Accumulated earnings	3,264	—
Total Members’ Capital	$184,793	$1
Total Liabilities and Members’ Capital	$442,625	$872
Net Asset Value Per Unit (accrual base) (Note 9)	$100.45	$100.00

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

	For the three months ended September 30,	For the nine months ended September 30,
	2022	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$6,610	$11,016
Interest income paid-in-kind	49	65
Other fee income	501	503
Total investment income	7,160	11,584
Expenses
Interest and credit facility expenses	1,130	1,539
Management fees	750	1,367
Administrative fees	140	348
Directors’ fees	97	290
Professional fees	94	263
Organizational costs	24	115
Other expenses	215	581
Total expenses	2,450	4,503
Expense recaptured by Investment Adviser	—	583
Net expenses	2,450	5,086
Net investment income	$4,710	$6,498
Net realized and unrealized gain (loss) on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(1,387)	(476)
Net realized gain on short-term investments	48	20
Net realized and unrealized loss on investments	$(1,339)	$(456)
Net increase in Members’ Capital from operations	$3,371	$6,042
Basic and diluted:
Income per unit	$0.50	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at May 27, 2021 (Inception)	$1	$—	$1
Increase in Members’ Capital Resulting from Capital Activity
Contributions	—	—	—
Total Increase in Members’ Capital Resulting from Capital Activity	—	—	—
Total Increase in Members’ Capital for the period ended September 30, 2021	—	—	—
Members’ Capital at September 30, 2021	1	—	1

Members’ Capital at January 1, 2022	$1	$—	$1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(142)	(142)
Net change in unrealized appreciation/(depreciation) on investments	—	6	6
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	72,893	—	72,893
Offering costs	(240)	—	(240)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2022	72,653	(136)	72,517
Members’ Capital at March 31, 2022	$72,654	$(136)	$72,518
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	1,930	1,930
Net realized loss on investments	—	(28)	(28)
Net change in unrealized appreciation/(depreciation) on investments	—	905	905
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	50,000	—	50,000
Offering costs	(3)	—	(3)
Total Increase in Members’ Capital for the three months ended June 30, 2022	49,997	2,807	52,804
Members’ Capital at June 30, 2022	$122,651	$2,671	$125,322
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	4,710	4,710
Net realized gain on investments	—	48	48
Net change in unrealized appreciation/(depreciation) on investments	—	(1,387)	(1,387)
Distributions to Members from:
Distributable earnings	—	(2,778)	(2,778)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	58,915	—	58,915
Offering costs	(37)	—	(37)
Total Increase in Members’ Capital for the three months ended September 30, 2022	58,878	593	59,471
Members’ Capital at September 30, 2022	$181,529	$3,264	$184,793

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

For the nine months ended September 30,
2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$6,042
Adjustments to reconcile the net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(280,180)
Purchases of short-term investments	(158,317)
Interest income paid-in-kind	(65)
Proceeds from sales and paydowns of investments	23,166
Change in net unrealized (appreciation)/depreciation on investments	476
Amortization of premium and accretion of discount, net	(484)
Amortization of deferred financing costs	247
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,859)
(Increase) decrease in receivable for investment sold	(139)
(Increase) decrease in organizational costs due from related party	504
(Increase) decrease in deferred offering costs	220
(Increase) decrease in directors' fees due from related party	14
(Increase) decrease in other assets due from related party	133
(Increase) decrease in prepaid and other assets	(60)
Increase (decrease) in payable for short-term investments purchased	158,317
Increase (decrease) in organizational costs payable to related party	(504)
Increase (decrease) offering costs payable to related party	(220)
Increase (decrease) management fees payable	1,367
Increase (decrease) interest and credit facility expense payable	472
Increase (decrease) directors' fees payable to related party	(14)
Increase (decrease) directors’ fees payable	238
Increase (decrease) other liabilities payable to related party	(133)
Increase (decrease) other accrued expenses and other liabilities	424
Net cash used in operating activities	$(250,355)
Cash Flows from Financing Activities
Contribution from Members	$181,808
Distributions to Members from distributable earnings	(2,778)
Offering costs	(280)
Deferred financing costs paid	(3,270)
Proceeds from credit facility	96,789
Proceeds from repurchase obligation	53,122
Repayment of repurchase obligation	(53,122)
Net cash provided by financing activities	$272,269
Net increase in cash and cash equivalents	$21,914
Cash and cash equivalents, beginning of period	$1
Cash and cash equivalents, end of period	$21,915
Supplemental and non-cash financing activities
Interest expense paid	$705

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

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

On May 13, 2022, the Company formed a wholly-owned subsidiary, TCW DL VIII Financing LLC, a single member Delaware limited liability company.

On July 8, 2022, the Company completed the second closing of the sale of its Common Units pursuant to which the Company sold 2,178,280 Common Units for an aggregate offering price of $217,828. The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

1.
Organization and Basis of Presentation (Continued)

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of September 30, 2022, the Company has sold 6,722,060 Units for an aggregate offering price of $672,206. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$672,206	$490,397	27.0%	6,722,060

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

The Recallable Amount as of September 30, 2022 was $0.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”).

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

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

The Company may enter into certain intercreditor agreements that entitle the Company to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, the Company may receive a higher interest rate than the contractual stated interest rate as disclosed on the Company’s Consolidated Schedule of Investments.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

2.
Significant Accounting Policies (Continued)

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

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facility (as defined in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the credit facility.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $619 in organizational costs, of which $24 and $115 were expensed during the three and nine months ended September 30, 2022, respectively. Since inception, the Company has incurred $280 in offering costs which were charged directly to Members’ Capital as of September 30, 2022.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2022, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of September 30, 2022, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Recent Accounting Pronouncements: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of LIBOR and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

2.
Significant Accounting Policies (Continued)

In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) ("ASU 2021-01"). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and their impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on the consolidated financial statements.

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

On May 12, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were determined by the Board in accordance with the Company's valuation policy. The Adviser's internal valuation process did not change as a result of Rule 2a-5, and it continues to receive a report from an independent third-party valuation firm for fair valued securities.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$257,312	$257,312
Short- term investments	158,317	—	—	158,317
Cash equivalents	21,915	—	—	21,915
Total	$180,232	$—	$257,312	$437,544

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2022:

	Debt	Equity	Total
Balance, July 1, 2022	$156,249	$—	$156,249
Purchases	115,636	—	115,636
Sales and paydowns of investments	(13,442)	—	(13,442)
Amortization of premium and accretion of discount, net	265	—	265
Net change in unrealized appreciation/(depreciation)	(1,396)	—	(1,396)
Balance, September 30, 2022	$257,312	$—	$257,312
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2022	$(1,396)	$—	$(1,396)

	Debt	Equity	Total
Balance, January 1, 2022	$—	$—	$—
Purchases, including payments received in-kind	280,245	—	280,245
Sales and paydowns of investments	(23,166)	—	(23,166)
Amortization of premium and accretion of discount, net	484	—	484
Net change in unrealized appreciation/(depreciation)	(251)	—	(251)
Balance, September 30, 2022	$257,312	$—	$257,312
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2022	$(251)	$—	$(251)

The Company did not have any transfers between levels during the three and nine months ended September 30, 2022.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2022:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$257,312	Income Method	Discount Rate	9.0% to 16.1%	12.0%	Decrease

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

4.
Agreements and Related Party Transactions (Continued)

For the three and nine months ended September 30, 2022, Management Fees incurred were $750 and $1,367, respectively, of which $1,367 remained payable as of September 30, 2022.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

4.
Agreements and Related Party Transactions (Continued)

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

4.
Agreements and Related Party Transactions (Continued)

Expenses: The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with the Company’s organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the Company’s financial and legal affairs, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Company’s LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2022:

		September 30, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	April 2025	$4,711	$104
Rising Pharma Holdings, Inc.	December 2026	1,981	65
Red Robin International, Inc.	March 2027	1,566	56
Total		$8,258	$225

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022, the Company is not aware of any pending or threatened litigation.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

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

6.
Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2022, was as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Units at beginning of period	4,543,780	10
Units issued and committed during the period	2,178,280	6,722,050
Units issued and committed at end of period	6,722,060	6,722,060

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2022.

7.
Credit Facilities

On March 8, 2022, the Company entered into a senior secured revolving credit facility (the “March 2022 Credit Facility”) among the Company, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The March 2022 Credit Facility provides for a revolving credit line (the “March 2022 Revolving Credit Facility”) of up to $200,000 (the “March 2022 Credit Facility Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “March 2022 Credit Facility Borrowing Base”) and (ii) the March 2022 Credit Facility Maximum Commitment. The March 2022 Credit Facility has an initial commitment of $200,000 and may be periodically increased in amounts designated by the Company, up to an aggregate amount of $400,000. The maturity date of the March 2022 Credit Facility is March 7, 2025, unless such date is extended at the Company’s option for a term of up to 12 months per such extension. Borrowings under the March 2022 Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2022, the Company was in compliance with such covenants.

On September 13, 2022, TCW DL VIII Financing LLC (the “Borrower” or “TCW DL VIII Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of the Company entered into a senior secured credit facility (the “September 2022 Credit Facility” and together with the March 2022 Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement with PNC, as facility agent, the lenders from time to time party thereto, U.S. Bank National Association, as custodian, and Alter Domus (US) LLC, as collateral agent and collateral administrator.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

7.
Credit Facilities (Continued)

The September 2022 Credit Facility provides for an aggregate principal amount of up to $250,000 of revolving and term loans (the “September 2022 Credit Facility Maximum Commitment”), subject to compliance with a borrowing base (the “September 2022 Credit Facility Borrowing Base”). The September 2022 Credit Facility Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $800,000, subject to lender consent and obtaining commitments for the increase. Under the September 2022 Credit Facility, the Borrower may make borrowings of (i) revolving loans (the “September 2022 Revolving Credit Facility” and together with the March 2022 Revolving Credit Facility, the “Revolving Credit Facilities”) during the period commencing September 13, 2022 and ending on September 13, 2025 and (ii) term loans (the “Term Loan”) during the period commencing September 13, 2022 and ending on September 13, 2023, unless, in the case of (i) and (ii), there is an earlier termination of the September 2022 Credit Facility or event of default thereunder. The September 2022 Credit Facility will mature on September 13, 2027. Borrowings under the September 2022 Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) a SOFR reference rate plus the facility margin of 2.25% per annum or (ii) the Base Rate plus the facility margin of 2.25% per annum.

The Borrower’s obligations under the September 2022 Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans which will be contributed by the Company to the Borrower in exchange for 100% of the membership interest of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the September 2022 Credit Facility.

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2022, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2022 was as follows:

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility – September 30, 2022	$200,000	$96,789	$103,211
September 2022 Credit Facility – September 30, 2022	$250,000	$—	$250,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

The Company incurred financing costs of $1,146 in connection with the March 2022 Credit Facility which were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of September 30, 2022, $931 of such deferred financing costs had yet to be amortized.

The Company incurred financing costs of $2,124 in connection with the September 2022 Credit Facility which were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the September 2022 Credit Facility.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

7.
Credit Facilities (Continued)

As of September 30, 2022, $2,092 of such deferred financing costs had yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2022 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2022 was as follows:

	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Credit Facilities interest expense	$850	$1,010
Undrawn commitment fees	136	252
Administrative fees	15	30
Amortization of deferred financing costs	129	247
Total	$1,130	$1,539
Weighted average interest rate	4.21%	3.73%
Average outstanding balance	$79,000	$47,306

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

In accordance with ASC 860, Transfers and Servicing, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligation is reported on the Company’s Consolidated Statements of Operations within Other expenses.

The Company entered into repurchase agreements on February 8, 2022, March 2, 2022, and April 11, 2022 which were collateralized by the Company’s term loans to Hudson Technologies Company, Rising Pharma Holdings, Inc, and Red Robin International, Inc., respectively. Interest under these Repurchase Obligations were calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) 0.0000847, 0.000092510, and 0.00010875, as stipulated in the repurchase agreements for Hudson Technologies Company, Rising Pharma Holdings, Inc., and Red Robin International, respectively. All three Repurchase Obligations were settled during the three months ended June 30, 2022. As of September 30, 2022, the Company had no outstanding Repurchase Obligations.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

9.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of September 30, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

September 30, 2022
Cost of investments for federal income tax purposes	$437,794
Unrealized appreciation	$1,387
Unrealized depreciation	$(1,863)
Net unrealized appreciation on investments	$(476)

The Company did not have any unrecognized tax benefits as of December 31, 2021, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

10.
Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2022 is presented below.

For the nine months ended September 30,
2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.00
Income from Investment Operations:
Net investment income	0.97
Net realized and unrealized gain	(0.07)
Total income from investment operations	0.90
Less Distributions:
From net investment income	(0.41)
Offering Costs	(0.04)
Net Asset Value Per Unit (accrual base), End of Period	$100.45
Unitholder Total Return(2)(3)	5.55%
Unitholder IRR(4)	7.23%
Ratios and Supplemental Data
Members’ Capital, end of period	$184,793
Units outstanding, end of period	6,722,060
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(5)	5.40%
Expense recaptured (reimbursed) by Investment Advisor(3)	0.53%
Ratio of net expenses to average net assets(6)	5.93%
Ratio of financing cost to average net assets(3)	1.39%
Ratio of net investment income before expense recapture to average net assets(5)	8.58%
Ratio of net investment income to average net assets(6)	8.06%
Credit facility payable	96,789
Asset coverage ratio	2.91
Portfolio turnover rate(3)	17.58%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2022.
(2)
The Total Return for the nine months ended September 30, 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 7.23% through September 30, 2022. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized except for organizational costs.
(6)
Annualized except for organizational costs and expenses recaptured by the Adviser.

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Direct Lending VIII LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Direct Lending VIII LLC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in forward-looking statements including, without limitation:

•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
a contraction of available credit could impair our ability to obtain leverage;
•
interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
the ability of our portfolio companies to achieve their financial and other business objectives;
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
•
pandemics or other serious public health events;
•
an inability to replicate the historical success of any previously launched fund managed by the private credit team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”, also the “Administrator”);
•
the speculative and illiquid nature of our investments;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russia, Ukraine and China;
•
the loss of key personnel of the Adviser;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•
the ability of the TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser and Administrator;
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;
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

On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. As of September 30, 2022, we have sold 6,722,060 Units for an aggregate offering price of $672.2 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period, defined as the twelve-months following the Initial Closing Date, during which we may continue to accept subscription agreements and issue Units

Our Commitment Period commenced on the Initial Closing Date and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.6 million in organizational costs, of which $24 thousand and $0.1 million were expensed during the three and nine months ended September 30, 2022, respectively. Since inception, we have incurred $0.3 million of offering costs which were charged directly to Members’ Capital as of September 30, 2022.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. On May 12, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were determined by the Board in accordance with our valuation policy.

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

Investment Activity

As of September 30, 2022, our portfolio consisted of 13 debt investments and no equity investments. Based on fair values as of September 30, 2022, our portfolio was 100.0% invested in debt investments which were all senior secured, term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2022:

Industry	Percent of Total Investments
Oil & Gas Equipment & Services	25%
Housewares & Specialties	15%
Retailing	13%
Hotels, Restaurants & Leisure	12%
Commercial & Professional Services	9%
Energy	8%
Construction Materials	7%
Technology Hardware & Equipment	6%
Pharmaceuticals	5%
Total	100%

Interest income including interest income paid-in-kind, was $6.7 million for the three months ended September 30, 2022.

Interest income including interest income paid-in-kind, was $11.1 million for the nine months ended September 30, 2022.

Results of Operations

Our operating results for the three and nine months ended September 30, 2022 were as follows (dollar amounts in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2022	2022
Total investment income	$7,160	$11,584
Net expenses	2,450	5,086
Net investment income	4,710	6,498
Net change in unrealized appreciation/(depreciation) on investments	(1,387)	(476)
Net realized gain on short-term investments	48	20
Net increase in Members’ Capital from operations	$3,371	$6,042

Total investment income

Total investment income for the three and nine months ended September 30, 2022 was $7.2 million and $11.6 million, respectively, and was attributable to our portfolio of debt investments, which was composed of 13 investments as of September 30, 2022.

Net investment income

Net investment income for the three and nine months ended September 30, 2022 was $4.7 million and $6.5 million, respectively. The net investment income for the three and nine months ended September 30, 2022 is primarily attributable to our portfolio of debt investments, which was composed of 13 investments as of September 30, 2022. Additionally, the net investment income for the nine months ended September 30, 2022 includes the recapture of organizational costs previously reimbursed by the Adviser.

Expenses for the three and nine months ended September 30, 2022 were as follows (dollar amounts in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2022	2022
Expenses
Interest and credit facility expenses	$1,130	$1,539
Management fees	750	1,367
Administrative fees	140	348
Directors’ fees	97	290
Professional fees	94	263
Organizational costs	24	115
Other expenses	215	581
Total expenses	2,450	4,503
Expense recaptured by Investment Advisor	—	583
Net expenses	$2,450	$5,086

Our net expenses for the three and nine months ended September 30, 2022 were $2.5 million and $5.1 million, respectively. Our net expenses include management fees attributed to the Adviser of $0.8 million for the three months ended September 30, 2022 and $1.4 million for the nine months ended September 30, 2022.

Net expenses include an expense recapture of $0 and $0.6 million for the three and nine months ended September 30, 2022, respectively. The expense recapture during the nine months ended September 30, 2022 is due to organizational costs previously reimbursed by the Adviser.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three and nine months ended September 30, 2022 was ($1.4) million and ($0.5) million, respectively, and was entirely due to our commencement of operations and investment activity during the year-to-date period. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HOP Energy, LLC	Term Loan	$(743)
Hudson Technologies Company	Term Loan	(628)
Follett Higher Education Group, Inc.	Term Loan	(207)
Harvey Gulf Holdings, LLC	Term Loan	386
All others	Various	(195)
Net change in unrealized appreciation/(depreciation)		$(1,387)

Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Hudson Technologies Company	Term Loan	$826
Harvey Gulf Holdings, LLC	Term Loan	386
Hudson Technologies Company	Last Out Term Loan	107
HOP Energy, LLC	Term Loan	(747)
Resco Products, Inc.	Term Loan	(364)
Follett Higher Education Group, Inc.	Term Loan	(298)
Black Rock Coffee Holdings, LLC	Term Loan	(104)
All others	Various	(282)
Net change in unrealized appreciation/(depreciation)		$(476)

Net realized loss on short-term investments

During the three and nine months ended September 30, 2022 we incurred $48 thousand and $20 thousand, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three and nine months ended September 30, 2022 was $3.4 million and $6.0 million, respectively. The increase during the three and nine months ended September 30, 2022 is primarily attributable to the commencement of operations which took place during the first quarter of fiscal year 2022.

Financial Condition, Liquidity and Capital Resources

On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. We also commenced operations during the three months ended March 31, 2022. We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of September 30, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

September 30, 2022
Commitments	$672,206
Undrawn commitments	$490,397
Percentage of commitments funded	27.0%
Units	6,722,060

On March 8, 2022, we entered into a senior secured revolving credit facility (the “March 2022 Credit Facility”) among us, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The March 2022 Credit Facility provides for a revolving credit line (the “March 2022 Revolving Credit Facility”) of up to $200.0 million (the “March 2022 Credit Facility Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “March 2022 Credit Facility Borrowing Base”) and (ii) the March 2022 Credit Facility Maximum Commitment. The March 2022 Credit Facility has an initial commitment of $200.0 million and may be periodically increased in amounts designated by us, up to an aggregate amount of $400.0 million. The maturity date of the March 2022 Credit Facility is March 7, 2025, unless such date is extended at our option for a term of up to 12 months per such extension. Borrowings under the March 2022 Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2022, we were in compliance with such covenants.

On September 13, 2022, TCW DL VIII Financing LLC (the “Borrower” or “TCW DL VIII Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of ours entered into a senior secured credit facility (the “September 2022 Credit Facility” and together with the March 2022 Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement with PNC, as facility agent, the lenders from time to time party thereto, U.S. Bank National Association, as custodian, and Alter Domus (US) LLC, as collateral agent and collateral administrator.

The September 2022 Credit Facility provides for an aggregate principal amount of up to $250.0 million of revolving and term loans (the “September 2022 Credit Facility Maximum Commitment”), subject to compliance with a borrowing base (the “September 2022 Credit Facility Borrowing Base”). The September 2022 Credit Facility Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $800.0 million, subject to lender consent and obtaining commitments for the increase. Under the September 2022 Credit Facility, the Borrower may make borrowings of (i) revolving loans (the “September 2022 Revolving Credit Facility” and together with the March 2022 Revolving Credit Facility, the “Revolving Credit Facilities”) during the period commencing September 13, 2022 and ending on September 13, 2025 and (ii) term loans (the “Term Loan”) during the period commencing September 13, 2022 and ending on September 13, 2023, unless, in the case of (i) and (ii), there is an earlier termination of the September 2022 Credit Facility or event of default thereunder. The September 2022 Credit Facility will mature on September 13, 2027. Borrowings under the September 2022 Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) a SOFR reference rate plus the facility margin of 2.25% per annum or (ii) the Base Rate plus the facility margin of 2.25% per annum.

The Borrower’s obligations under the September 2022 Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans which will be contributed by us to the Borrower in exchange for 100% of the membership interest of the Borrower and any payments received in respect of such loans. We may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the September 2022 Credit Facility.

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2022, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2022 was as follows:

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility – September 30, 2022	$200,000	$96,789	$103,211
September 2022 Credit Facility – September 30, 2022	$250,000	$—	$250,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

We incurred financing costs of $1.1 million in connection with the March 2022 Credit Facility which were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of September 30, 2022, $0.9 million of such deferred financing costs had yet to be amortized.

We incurred financing costs of $2.1 million in connection with the September 2022 Credit Facility which were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the September 2022 Credit Facility.

As of September 30, 2022, $2.1 million of such deferred financing costs had yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2022 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our details; credit, market and liquidity risk and events; financial health of us; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2022 was as follows (dollar amounts in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Credit Facilities interest expense	$850	$1,010
Undrawn commitment fees	136	252
Administrative fees	15	30
Amortization of deferred financing costs	129	247
Total	$1,130	$1,539
Weighted average interest rate	4.21%	3.73%
Average outstanding balance	$79,000	$47,306

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2022 (dollar amounts in thousands):

		September 30, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	April 2025	$4,711	$104
Rising Pharma Holdings, Inc.	December 2026	1,981	65
Red Robin International, Inc.	March 2027	1,566	56
Total		$8,258	$225

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that we hold and concurrently enter into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”). These Macquarie Transactions are accounted for as secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement.

We entered into repurchase agreements on February 8, 2022, March 2, 2022, and April 11, 2022 which were collateralized by our term loans to Hudson Technologies Company, Rising Pharma Holdings, Inc, and Red Robin International, Inc., respectively. Interest under these Repurchase Obligations were calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) 0.0000847, 0.000092510, and 0.00010875, as stipulated in the repurchase agreements for Hudson Technologies Company, Rising Pharma Holdings, Inc., and Red Robin International, respectively. All three Repurchase Obligations were settled during the three months ended June 30, 2022. As of September 30, 2022, we had no outstanding Repurchase Obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, 100% of our debt investments bore interest based on floating rates, such as LIBOR and SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$8,004	$2,944	$5,060
Up 200 basis points	5,336	1,963	3,373
Up 100 basis points	2,668	981	1,687
Down 100 basis points	(2,668)	(1,034)	(1,634)
Down 200 basis points	(4,596)	(2,001)	(2,595)
Down 300 basis points	(4,825)	(2,969)	(1,856)

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

10.1

Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.2

Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.3

Revolving Credit Agreement, dated as of March 8, 2022, among TCW Direct Lending VIII LLC, as borrower, and PNC Bank National Association, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2022)

10.4

Credit and Security Agreement, dated as of September 13, 2022, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference from the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022).

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

TCW DIRECT LENDING VIII LLC
Date: November 9, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 9, 2022	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer