Form 10-K
period 2022-12-31
TCW Direct Lending VIII LLC
filed 2023-03-28
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 28, 2023 was 7,364,560.

Documents Incorporated by Reference

TCW Direct Lending VIII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2022, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America

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

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

“TCW Direct Lending VIII LLC,” “Company,” “we,” “us,” and “our” refers to TCW Direct Lending VIII LLC, a Delaware limited liability company.

The “Adviser” refers to TCW Asset Management Company LLC, a Delaware limited liability company.

Item 1. Business.

(a) General Development of Business

We were formed on September 3, 2020 as a limited liability company under the laws of the State of Delaware. We conducted a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million.

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that will use the same investment strategy employed by the Private Credit Group over the past 22 years.

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment, in combination with a debt investment. Our investments are in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is between $5 million and $50 million. The general maturity and duration for our investments is approximately five years. We focus our investments in portfolio companies in a variety of industries. While we focus on investments in middle market companies, we may invest in larger or smaller companies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

The issuers in which we invest are typically highly leveraged, and, in most cases, these investments will not be rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

Because we intend to remain qualified as a RIC under the Code, our portfolio is subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Consequences.” In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Units (the “Commitments”) in any single portfolio company.

We borrow money from time to time, but do not intend to exceed a 1:1 debt-to-equity ratio, or such other maximum amount as may be permitted by applicable law. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred units issued by the Company (the “Preferred Units”) to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred units would be borne by the holders of the Units (each, a “Unitholder”). See “Item 1A. Risk Factors—Borrowing Money.”

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment advisory and management agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $205 billion of assets as of December 31, 2022. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including TCW Direct Lending LLC and TCW Direct Lending VII LLC (together with their five predecessor funds, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

The Private Credit Group

The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group is launching the Company as its eighth Direct Lending Fund. The Private Credit Group is led by Richard Miller and currently includes a group of 22 investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

We employ the investment approach and strategy the Private Credit Group developed and implemented over the past 22 years of investing in the middle markets. The approach focuses on the fundamental objectives of preserving capital and generating attractive risk-adjusted returns.

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

We use the expertise of the members of the Investment Committee/Key Persons (including Mr. Miller, Ms. Grosso, Mr. Carroll, Mr. Gertzof, and Mr. Wang), and the Private Credit Group to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by the Private Credit Group will enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies. For additional information concerning the competitive risks we face. See “Item 1A. Risk Factors—Competition for Investment Opportunities.”

Investment Advisory and Management Agreement

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

Management Fee

We pay to the Adviser, quarterly in arrears, a management fee (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of our portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee for any partial month or quarter will be appropriately pro-rated. While the Management Fee accrues from the Initial Closing Date, the Adviser intends to defer payment of such fee to the extent that such fee is greater than the aggregate amount of interest and fee income earned by the Company.

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

Administration Agreement

We entered into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC ("TAMCO" or the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records and otherwise assist with our compliance with BDC and RIC rules, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Unitholders and reports and other materials to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value, oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator, subject to review of our board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to Company Expenses Limitation (as defined herein). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses” below.

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

License Agreement

On January 21, 2022, we entered into a license agreement (the “License Agreement”) with an affiliate of the Adviser, pursuant to which we are granted a non-exclusive license to use the name “TCW”. Under the License Agreement, we have a right to use the “TCW” name and logo for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TCW” name or logo.

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

Closing Period

The first date on which we began accepting Subscription Agreements and issue Units to persons not affiliated with the Adviser is referred to as the “Initial Closing Date.” On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million.

After the Initial Closing Date, we held additional closings at which we issued Units. The additional closings occurred during the 12 month period following the Initial Closing Date and that the period during which Units are being offered (the “Closing Period”) was set to terminate upon the 12 month anniversary of the Initial Closing Date. On January 6, 2023, our Unitholders voted and approved to amend the LLC Agreement for the purpose of extending the Closing Period by six months, such that it would be defined as the eighteen-month period following the Initial Closing Date.

Investors admitted as Initial Closing Members that participated in a closing following the Initial Closing Date, and existing Members receiving newly issued Common Units because their initial commitment did not reflect their total commitment due to regulatory, legal, or other constraints applicable to the Company’s or investor’s portfolio at the time of initial commitment, are not deemed Later-Closing Investors. Later-Closing Investor status is determined on a look-through basis with respect to any feeder fund. In advance of each additional closing, and as close to it as practicable, the Company allocated its estimated profits and losses through that date, and distributed to Unitholders any undistributed estimated profits in cash to the extent there is available cash and through a deemed capital call and corresponding deemed distribution to the extent there is not sufficient available cash (on each occasion, a “Pre-Closing Distribution”).

Each investor who participated in a closing following the Initial Closing Date (a “Later-Closing Investor”) was issued Units in exchange for the Original Issuance Price and was required to contribute to us in respect of each Unit newly issued to such investor:

(i)
an amount equal to the amount of any additional capital contributions we had previously drawn down with respect to a Unit issued on the Initial Closing Date (a “True-Up Contribution”);
(ii)
an amount equal to any increase in the net asset value (as reflected in our books and records after giving effect to the applicable Pre-Closing Distribution) of a Unit issued on the Initial Closing Date through the closing date for the newly issued Unit, excluding any increase in net asset value attributable to additional capital contributions made by the applicable Unitholder or decrease attributable to distributions of True-Up Contributions as described in the paragraph below (an “NAV Balancing Contribution”); and
(iii)
an amount equal to a rate of 2.0% per annum on the True-Up Contribution for such newly issued Unit, calculated for the period from the Initial Closing Date to the closing date for such newly issued Unit as an administrative fee to compensate us for expenses and activities related to the Later-Closing Investor (a “Late-Closer Contribution”).

True-Up Contributions will be retained by us and used for any purpose of the Company. If at any time we determine that because of the True-Up Contributions we have excess cash on hand, we may distribute that excess cash among all the Unitholders pro rata based on the number of Units held by each. Any distribution of True-Up Contributions will be treated as a return of previously made capital contributions in respect of the Units and, consequently, will correspondingly increase the Undrawn Commitment of the Units.

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

On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million.

Commitment Period

The “Commitment Period” of the Company commenced on the Initial Closing Date and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date on which the Company first completed an investment; provided, however, that the Commitment Period is subject to termination upon the occurrence and continuance of a Key Person Event, as described below. After the expiration of the Commitment Period, Unitholders will be released from any further obligation with respect to their Undrawn Commitments, except as provided in the LLC Agreement.

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

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

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
o
has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or
o
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

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics on the Adviser’s website at www.TCW.com or by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

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

Classification of the Company as Corporation for Tax Purposes

As a limited liability company, the Company is an eligible entity that is entitled to elect its classification for U.S. federal tax purposes. The Company has made an election to cause it to be classified as an association that is taxable as a corporation for U.S. federal income tax purposes. If the Company is unable to qualify as a RIC (the requirements of which are discussed below) during the liquidation of its portfolio following the Commitment Period, it may consider filing a new election to cause the Company to be classified as a partnership for U.S. federal tax purposes (from the effective date of such new election forward). The Company has no current intention of making such a new election and would only make such election if it determines it is in the best interests of Unitholders to do so.

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
o
at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;
o
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
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
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

Item 1A. Risk Factors.

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

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

The novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may have a material, adverse impact on our business and operations, and on the business and operations of our portfolio companies.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, recent failures in the banking sector have caused significant disruption and volatility in U.S. and global markets. In addition, uncertainty related to the global outbreak of COVID-19, the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the withdrawal of the United Kingdom from the European Union have previously led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

On January 31, 2020, the United Kingdom officially withdrew from the European Union (a process now commonly referred to as “Brexit”). Brexit has already resulted in periods of volatility in European and global financial markets. There remains significant market uncertainty regarding Brexit's ramifications, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict. In the longer term, there is likely to be a period of significant political, regulatory and commercial uncertainty as the United Kingdom seeks to negotiate the terms of its future trading relationships. The United Kingdom and European economies and the broader global economy could be significantly impacted. Brexit may also cause additional member states to contemplate departing from the European Union, which would likely perpetuate political and economic instability in the region and cause additional market disruption in global financial markets.

Russia’s invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries, and the potential for wider conflict, have increased and may continue to increase volatility and uncertainty in financial markets worldwide. The U.S. and other countries have imposed broad-ranging economic sanctions on Russia and Russian entities and individuals, and may impose additional sanctions, including on other countries that provide military or economic support to Russia. The invasion may widen beyond Ukraine and may escalate, including through retaliatory actions and cyberattacks by Russia and even other countries. These events may result in further and significant market disruptions and may adversely affect regional and global economies. Furthermore, the conflict between Russia and Ukraine and the varying involvement of the United States and other NATO countries could present material uncertainty and risk with respect to us and the performance of our investments or operations, and our ability to achieve our investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

In addition, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally.

Lack of Operating History. We did not commence investment operations until the Initial Closing Date and have a limited performance history. Past performance, including the past performance of the prior Direct Lending Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

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

Effect of Fees and Expenses on Returns. We pay Management Fees and Incentive Fees to the Adviser and generally bear our other Company Expenses. Generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment. In addition, because the Management Fees payable by us to the Adviser will be calculated based on average gross assets of the Company on a consolidated bwiasis, including the amortized cost of portfolio investments purchased with borrowed funds and other forms of leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Units.

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

We incur significant costs as a result of being registered under the Exchange Act. We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented and may continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to incur significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200% (or 150% as described below under “—New Legislation Permitting Additional Leverage”). If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us. Any wholly owned subsidiary of the Company will be subject to the requirements of the 1940 Act governing investment policies, capital structure and leverage on an aggregate basis with the Company. In addition, any wholly owned subsidiary will comply with the provisions relating to affiliated transactions and custody of the 1940 Act and the custodian for such wholly owned subsidiary would be disclosed in applicable regulatory filings. The Company does not currently intend to create or acquire primary control of any entity which engages in investment activities in securities or other assets, other than entities wholly owned by the Company.

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

Discontinuation of LIBOR. Our debt investments may be based on floating rates, such as LIBOR, the Secured Overnight Financing Rate ("SOFR") or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Since inception, some of our investments have been linked to LIBOR. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, and administrator, ICE Benchmark Administration, Limited, began phasing out the publication of LIBOR at the end of 2021, with the remaining U.S. dollar LIBOR settings to cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings.

Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. The U.S. Federal Reserve is now publishing SOFR, which is intended to replace U.S. dollar LIBOR. Alternative reference rates for other currencies have also been announced or have begun publication. Markets are slowly developing in response to these new rates.

The elimination of LIBOR or when LIBOR degrades to the degree that it is no longer representative of the underlying market, or uncertainty related to such changes, may adversely affect the market for LIBOR based securities, including our portfolio of LIBOR indexed, floating rate debt securities, or the cost of our borrowings. Additionally, because no replacement rate is a perfect match for LIBOR, even when the transaction documents contain robust fallback language, the value of LIBOR-linked securities, and consequently their potential returns, may experience material changes upon LIBOR’s discontinuation. Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in accounting, financial reporting, loan servicing, and liability management. We are assessing the impact of the transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by the Adviser in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sell those types of debt securities, we might not receive the full value we expect.

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

Valuation Risk. Many of our portfolio securities may not have a readily available market price and the Adviser will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment. The majority of our investments are expected to be in instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by the Adviser under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Reliance upon Consultants. The Adviser may rely upon independent consultants in connection with its evaluation of proposed investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions

Credit Risks. Debt investments are subject to credit risk. Credit risk relates to the ability of the borrower to make interest and principal payments on the loan or security as they become due. If the borrower fails to pay interest, our income might be reduced. If the borrower fails to repay principal, the value of that security and the value of the Company might be reduced. Our investments in debt securities are subject to risks of default. We may invest in debt securities made in connection with leveraged buy-out transactions, recapitalizations (i.e., a type of a corporate restructuring that aims to change a company’s capital structure) and other highly leveraged transactions. While our investments in senior loans typically will be secured by collateral, we may have difficulty liquidating the collateral or enforcing our rights under the terms of the senior loans in the event of the borrower’s default. There is no guarantee that the collateral securing a senior loan will be sufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal. In the event that a borrower declares bankruptcy, a court could invalidate our security interest in the loan collateral or subordinate our rights under the senior loan to other creditors of the borrower. Also, we may invest part of our assets in loans and other debt obligations that are not fully secured.

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. Risks associated with rising interest rates are heightened given that the U.S. Federal Reserve Board (the “Fed”) has begun to sharply raise interest rates from historically low levels and has signaled an intention to continue doing so until current inflation levels align with the Fed's long-term inflation target. Other central banks globally have begun implementing similar rate increases. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

Tax Risks. Tax consequences to Unitholders from an investment in the Units are complex. Potential Unitholders are strongly urged to review the discussion in “Item 1. Business—Certain U.S. Federal Income Tax Consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our principal executive office at 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2022, we have begun accepting subscription agreements from investors for the private sale of our Common Units. On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million.

As of December 31, 2022, we have issued and sold 7,364,560 Units at an aggregate purchase price of $736.5 million to our investors including 10 units issued and outstanding to TAMCO. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

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

On January 21, 2022 (the "Initial Closing Date"), we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million. As of December 31, 2022, we have sold 7,364,560 Units for an aggregate offering price of $736.5 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period, defined as the twelve-months following the Initial Closing Date, during which we may continue to accept subscription agreements and issue Units

Our Commitment Period commenced on the Initial Closing Date and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Mr. Miller and one or more Ms. Grosso, Mr. Gertzof and Mr. Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

On May 13, 2022, we formed a wholly-owned subsidiary, TCW DL VIII Financing LLC, a single member Delaware limited liability company.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. Although we do not currently expect the Private Credit Group to originate investments for us with the use of payment-in-kind ("PIK") interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $0.2 million was expensed during the year ended December 31, 2022. Since inception, we have incurred $0.3 million of offering costs which were charged directly to Members’ Capital as of December 31, 2022.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. On May 11, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with our valuation policy.

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

Investment Activity

As of December 31, 2022, our portfolio consisted of 16 debt investments and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in debt investments which were mostly senior, secured term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2022:

Industry	Percent of Total Investments
Oil & Gas Equipment & Services	21%
Housewares & Specialties	13%
Data Processing & Outsourced Services	11%
Retailing	11%
Hotels, Restaurants & Leisure	10%
Energy	7%
Commercial & Professional Services	6%
Construction Materials	6%
Industrial Machinery	6%
Pharmaceuticals	5%
Technology Hardware & Equipment	4%
Total	100%

Interest income including interest income paid-in-kind, was $20.3 million for the year ended December 31, 2022.

Results of Operations

Our operating results for the year ended December 31, 2022 were as follows (dollar amounts in thousands):

For the year ended December 31,
2022
Total investment income	$21,210
Net expenses	10,488
Net investment income	10,722
Net realized loss on investments	(4)
Net change in unrealized appreciation/(depreciation) on investments	92
Net realized gain on short-term investments	97
Net increase in Members’ Capital from operations	$10,907

Total investment income

Total investment income for the year ended December 31, 2022 was $21.2 million and was attributable to our portfolio of debt investments, which was composed of 16 investments as of December 31, 2022. Total investment income included $20.3 million of investment income including interest income paid-in-kind as well as $0.9 million of other fee income.

Net investment income

Net investment income for the year ended December 31, 2022 was $10.7 million and was primarily due to our commencement of investment activity during the year ended December 31, 2022. Additionally, the net investment income for the year ended December 31, 2022 includes an adviser net recapture of $0.4 million, comprised of current year expense recapture of $0.6 million for organizational costs previously reimbursed by the Adviser, partially offset by $0.2 million of expense reimbursement for Company Expenses (as defined in our Administration Agreement) that we incurred in excess of our annual 10 basis point limit (i.e. in accordance with our Administration Agreement, we will not bear Company Expenses more than an amount equal to 10 basis points of aggregate commitments annually.)

Expenses for year ended December 31, 2022 were as follows (dollar amounts in thousands):

For the year ended December 31,
2022
Expenses
Interest and credit facility expenses	$3,709
Management fees	2,256
Incentive fees	1,873
Administrative fees	476
Directors’ fees	362
Professional fees	345
Organizational costs	158
Other expenses	908
Total expenses	10,087
Expenses recaptured by related party	583
Expenses reimbursed by Adviser	(182)
Net expenses	$10,488

Our net expenses for the year ended December 31, 2022 were $10.5 million. Our net expenses include management and incentive fees attributed to the Adviser of $2.3 million and $1.9 million, respectively, for the year ended December 31, 2022.

During the year ended December 31, 2022, we reimbursed TAMCO for costs incurred during the year ended December 31, 2021. The aggregate of such costs was $0.6 million. In addition, the Adviser reimbursed $0.2 million of our current year expenses, in accordance with the Administration Agreement (i.e. we will not bear more than an amount equal to 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses).

Net realized loss on investments

Our net realized loss on investments for the year ended December 31, 2022 was $3.6 thousand and was due to the partial disposition of our term loans to Hudson Technologies Company.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the year ended December 31, 2022 was $0.1 million and was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Harvey Gulf Holdings, LLC	Term Loan	$941
Hudson Technologies Company	Term Loan	471
Resco Products Inc.	Term Loan	(401)
Rising Pharma Holdings, Inc.	Term Loan	(312)
HOP Energy, LLC	Term Loan	(239)
All others	Various	(368)
Net change in unrealized appreciation/(depreciation)		$92

Net realized gain on short-term investments

During the year ended December 31, 2022 we incurred $0.1 million in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the year ended December 31, 2022 was $10.9 million. The increase during the year ended December 31, 2022 is primarily attributable to the commencement of operations which took place during the first quarter of fiscal year 2022.

Financial Condition, Liquidity and Capital Resources

On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million. We also commenced operations during the three months ended March 31, 2022. We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of December 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

December 31, 2022
Commitments	$736,456
Undrawn commitments	$537,269
Percentage of commitments funded	27.0%
Units	7,364,560

On March 8, 2022, we entered into a senior secured revolving credit facility (the “March 2022 Credit Facility”) among us, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The March 2022 Credit Facility provides for a revolving credit line (the “March 2022 Revolving Credit Facility”) of up to $200.0 million (the “March 2022 Credit Facility Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “March 2022 Credit Facility Borrowing Base”) and (ii) the March 2022 Credit Facility Maximum Commitment. The March 2022 Credit Facility has an initial commitment of $200.0 million and may be periodically increased in amounts designated by us, up to an aggregate amount of $400.0 million. The maturity date of the March 2022 Credit Facility is March 7, 2025, unless such date is extended at our option for a term of up to 12 months after the maturity date. Borrowings under the March 2022 Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2022, we were in compliance with such covenants.

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

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2022, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of December 31, 2022 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility	$200,000	$96,289	$103,711
September 2022 Credit Facility	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

We incurred financing costs of $1.2 million in connection with the March 2022 Credit Facility of which $1.1 million were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of December 31, 2022, $0.8 million of such deferred financing costs had yet to be amortized.

We incurred financing costs of $2.6 million in connection with the September 2022 Credit Facility which were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the September 2022 Credit Facility. As of December 31, 2022, $2.4 million of such deferred financing costs had yet to be amortized. As of December 31, 2022, $2.4 million of such deferred financing costs had yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

As of December 31, 2022
Principal amount outstanding on Term Loan	$34,400
Deferred financing costs	(1,181)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$33,219

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2022 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our details; credit, market and liquidity risk and events; financial health of us; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the year ended December 31, 2022 was as follows (dollar amounts in thousands):

Year ended December 31,
2022
Credit facilities interest expense	$2,408
Undrawn commitment fees	679
Administrative fees	56
Amortization of deferred financing costs	566
Total	$3,709
Weighted average interest rate	4.60%
Average outstanding balance	$63,251

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2022 (dollar amounts in thousands):

		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	October 2023	$4,711	$113
Rising Pharma Holdings, Inc.	December 2026	1,981	99
Red Robin International, Inc.	March 2027	626	30
Total		$7,318	$242

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

We entered into repurchase agreements on February 8, 2022, March 2, 2022, and April 11, 2022 which were collateralized by our term loans to Hudson Technologies Company, Rising Pharma Holdings, Inc, and Red Robin International, Inc., respectively. Interest under these Repurchase Obligations were calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) 0.0000847, 0.000092510, and 0.00010875, as stipulated in the repurchase agreements for Hudson Technologies Company, Rising Pharma Holdings, Inc., and Red Robin International, respectively. All three Repurchase Obligations were settled during the three months ended June 30, 2022. As of December 31, 2022, we had no outstanding Repurchase Obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, 100% of our debt investments bore interest based on floating rates, such as LIBOR and SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of December 31, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our December 31, 2022 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$9,444	$3,975	$5,469
Up 200 basis points	6,296	2,650	3,646
Up 100 basis points	3,148	1,325	1,823
Down 100 basis points	(3,148)	(1,325)	(1,823)
Down 200 basis points	(6,296)	(2,650)	(3,646)
Down 300 basis points	(9,273)	(3,975)	(5,298)

Item 8. Financial Statements and Supplementary Data.

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List separately all financial statements filed.

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

21.1*	Subsidiaries of TCW Direct Lending VIII LLC

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW DIRECT LENDING VIII LLC

Date: March 28, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 28, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 28, 2023	By:	/s/ Laird R. Landmann
Laird R. Landmann
Director

Date: March 28, 2023	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 28, 2023	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 28, 2023	By:	/s/ Sheila A. Finnerty
Sheila A. Finnerty
Director

Date: March 28, 2023	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 28, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VIII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VIII LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations and changes in members’ capital for the year ended December 31, 2022 and for the period from May 27, 2021 (inception) to December 31, 2021, the related consolidated statement of cash flows and the financial highlights for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, the results of its operations and changes in members’ capital for the year ended December 31, 2022 and for the period from May 27, 2021 (inception) to December 31, 2021, and the result of its cash flows and the financial highlights for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $304,672,102 as of December 31, 2022.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and internal assumptions and the weighting of the best available pricing inputs in determining the fair value of these investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•
We obtained an understanding of the methods, valuation models, and assumptions for the unobservable inputs used to derive the pricing information as part of the procedures to test the fair value estimates.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.
•
We utilized fair value specialists to assist in validating the appropriateness of the valuation techniques and valuation assumptions and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the business assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

March 28, 2023

We have served as the Company’s auditor since 2021.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Commercial & Professional Services
	Hudson Technologies Company	03/02/22	Term Loan - 11.94% (SOFR + 7.50%, 1.00% Floor)	6.7%	$12,851,317	03/02/27	$12,637,222	$13,108,343
	Hudson Technologies Company	03/02/22	Last Out Term Loan - 11.82% (SOFR + 7.50%, 1.00% Floor)	3.1%	6,059,560	03/02/27	5,958,612	6,059,560
				9.8%			18,595,834	19,167,903
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 10.86% (SOFR + 6.50%, 1.00% Floor)	9.7%	19,772,188	03/07/27	19,441,713	19,040,617
				9.7%			19,441,713	19,040,617
Data Processing & Outsourced Services
	Alorica, Inc.	12/21/22	Term Loan - 11.57% (SOFR + 6.88%, 1.50% Floor)	17.3%	34,374,488	12/21/27	33,861,977	33,858,871
				17.3%			33,861,977	33,858,871
Energy
	HOP Energy, LLC	06/17/22	Term Loan - 14.36% (SOFR + 10.00%, 2.00% Floor)	11.2%	22,484,570	06/17/27	22,041,323	21,899,971
				11.2%			22,041,323	21,899,971
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 12.12% inc PIK (SOFR + 7.00%, 1.00% Floor, 1.00% PIK)	9.4%	18,966,983	04/29/25	18,602,992	18,511,775
	Red Robin International, Inc.	04/11/22	Term Loan - 9.81% (SOFR + 6.00%, 1.00% Floor)	6.0%	12,432,547	03/04/27	12,075,137	11,835,785
	Red Robin International, Inc.	04/11/22	Revolver - 10.44% (SOFR + 6.00%, 1.00% Floor)	0.5%	939,487	03/04/27	939,487	894,392
				15.9%			31,617,616	31,241,952
Housewares & Specialties
	Lenox Holdings, Inc.	07/08/22	Term Loan - 12.93% (SOFR + 8.50%, 1.00% Floor)	19.3%	38,611,734	07/08/27	37,914,355	37,839,499
				19.3%			37,914,355	37,839,499
Industrial Machinery
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 11.84% (SOFR + 7.00%, 1.00% Floor)	8.7%	17,410,500	10/03/26	16,920,360	17,062,290
				8.7%			16,920,360	17,062,290
Oil & Gas Equipment & Services
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan A - 9.36% (SOFR + 5.00%, 1.00% Floor)	16.8%	33,376,895	08/10/27	32,838,862	32,976,372
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan B - 14.40% (SOFR + 10.04%, 1.00% Floor)	16.4%	32,163,190	08/10/27	31,221,981	32,163,190
				33.2%			64,060,843	65,139,562

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (continued)
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 11.77% (SOFR + 7.00%, 1.00% Floor)	6.6%	$13,640,456	12/13/26	$13,270,838	$12,958,433
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 11.84% (SOFR + 7.00%, 1.00% Floor)	0.4%	852,528	12/13/26	832,331	809,902
				7.0%			14,103,169	13,768,335
Retailing
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 12.63% (LIBOR + 8.25%, 1.00% Floor)	17.3%	34,460,000	02/01/27	33,896,864	33,839,720
				17.3%			33,896,864	33,839,720
Technologies Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 11.69% (SOFR + 7.50%, 1.00% Floor)	6.0%	12,103,875	07/18/27	11,883,925	11,813,382
				6.0%			11,883,925	11,813,382
	Total Debt Investments(2)			155.4%			304,337,979	304,672,102
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.06%			9.6%	18,880,832		18,880,832	18,880,832
	Total Cash Equivalents			9.6%	18,880,832		18,880,832	18,880,832
	Short-term Investments
	U.S. Treasury Bill, Yield 4.53%			67.7%	135,000,000		132,637,500	132,637,500
	Total Short-term Investments			67.7%	135,000,000		132,637,500	132,637,500
	Total Investments (232.7%)						$455,856,311	$456,190,434
	Net unrealized depreciation on unfunded commitments (0.1%)							(242,147)
	Liabilities in Excess of Other Assets (132.6%)							$(259,930,676)
	Net Assets (100.0%)							$196,017,611

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $332,533,628 and $29,519,570, respectively, for the period ended December 31, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2022

	As of December 31,	As of December 31,
	2022	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $304,338 and $0, respectively)	$304,672	$—
Cash and cash equivalents	21,852	1
Short-term investments	132,638	—
Interest receivable	2,714	—
Receivable for investment sold	31	—
Organizational costs due from related party	—	504
Directors' fees due from related party	—	14
Deferred offering costs	—	220
Due from adviser	182	—
Other assets due from related party	—	133
Deferred financing costs	2,016	—
Prepaid and other assets	40	—
Total Assets	$464,145	$872
Liabilities
Payable for short-term investments purchased	$132,638	$—
Revolving credit facilities payable	96,289	—
Term loan (net of $1,181 and $0 of deferred financing costs, respectively)	33,219	—
Incentive fee payable	1,873	—
Distribution payable	1,500	—
Interest and credit facility expense payable	909	—
Management fees payable	889	—
Organizational costs payable to related party	—	504
Unrealized depreciation on unfunded commitments	242	—
Offering costs payable to related party	—	220
Directors' fees payable to related party	—	14
Directors' fees payable	11	—
Other liabilities payable to related party	—	133
Other accrued expenses and other liabilities	558	—
Total Liabilities	$268,128	$871
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (7,364,560 and 10 units issued and outstanding, respectively)	$736,456	$1
Common Unitholders’ undrawn commitment: (7,364,560 and 10 units issued and outstanding, respectively)	(537,269)	—
Common Unitholders’ offering costs	(293)	—
Common Unitholders’ capital	198,894	1
Accumulated loss	(2,876)	—
Total Members’ Capital	$196,018	$1
Total Liabilities and Members’ Capital	$464,146	$872
Net Asset Value Per Unit (accrual base) (Note 10)	$99.57	$100.00

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2022

	For the year ended December 31,	For the period from May 27, 2021 (Inception) to December 31,
	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$19,702	$—
Interest income paid-in-kind	561	—
Other fee income	947	—
Total investment income	21,210	—
Expenses
Interest and credit facilities expenses	3,709	—
Management fees	2,256	—
Incentive fees	1,873	—
Administrative fees	476	—
Directors’ fees	362	14
Professional fees	345	40
Organizational costs	158	504
Other expenses	908	25
Total expenses	10,087	583
Expenses recaptured/(reimbursed) by related party	583	(583)
Expenses reimbursed by Adviser	(182)	—
Net expenses	10,488	—
Net investment income	$10,722	$—
Net realized and unrealized gain (loss) on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	$(4)	$—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	92	—
Net realized gain on short-term investments	97	—
Net realized and unrealized gain on investments	$185	$—
Net increase in Members’ Capital from operations	$10,907	$—
Basic and diluted:
Income per unit	$1.48	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

December 31, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at May 27, 2021 (Inception)	$1	$—	$1
Increase in Members’ Capital Resulting from Capital Activity
Contributions	—	—	—
Total Increase in Members’ Capital Resulting from Capital Activity	—	—	—
Total Increase in Members’ Capital for the period ended December 31, 2021	—	—	—
Members’ Capital at December 31, 2021	1	—	1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	10,722	10,722
Net realized gain on investments	—	93	93
Net change in unrealized appreciation/(depreciation) on investments	—	92	92
Distributions to Members from:
Distributable earnings	—	(13,783)	(13,783)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	199,186	—	199,186
Offering costs	(293)	—	(293)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2022	198,893	(2,876)	196,017
Members’ Capital at December 31, 2022	$198,894	$(2,876)	$196,018

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2022

For the year ended December 31,
2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$10,907
Adjustments to reconcile the net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(331,973)
Purchases of short-term investments	(132,638)
Interest income paid-in-kind	(561)
Proceeds from sales and paydowns of investments	29,520
Realized loss on investments	4
Change in net unrealized (appreciation)/depreciation on investments	(92)
Amortization of premium and accretion of discount, net	(1,325)
Amortization of deferred financing costs	566
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,714)
(Increase) decrease in receivable for investment sold	(31)
(Increase) decrease in organizational costs due from related party	504
(Increase) decrease in directors' fees due from related party	14
(Increase) decrease in deferred offering costs	220
(Increase) decrease in due from advisor	(182)
(Increase) decrease in other assets due from related party	133
(Increase) decrease in prepaid and other assets	(40)
Increase (decrease) in payable for short-term investments purchased	132,638
Increase (decrease) in incentive fee payable	1,873
Increase (decrease) interest and credit facility expense payable	909
Increase (decrease) management fees payable	889
Increase (decrease) in organizational costs payable to related party	(504)
Increase (decrease) offering costs payable to related party	(220)
Increase (decrease) directors' fees payable to related party	(14)
Increase (decrease) directors’ fees payable	11
Increase (decrease) other liabilities payable to related party	(133)
Increase (decrease) other accrued expenses and other liabilities	558
Net cash used in operating activities	$(291,681)
Cash Flows from Financing Activities
Contribution from Members	$199,186
Distributions to Members from distributable earnings	(12,283)
Offering costs	(293)
Deferred financing costs paid	(3,767)
Proceeds from credit facilities	135,189
Repayment of credit facilities	(4,500)
Proceeds from repurchase obligation	53,122
Repayment of repurchase obligation	(53,122)
Net cash provided by financing activities	$313,532
Net increase in cash and cash equivalents	$21,851
Cash and cash equivalents, beginning of period	$1
Cash and cash equivalents, end of period	$21,852
Supplemental and non-cash financing activities
Interest expense paid	$1,859
Distribution payable	$1,500

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2022

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

On July 8, 2022, the Company completed the second closing of the sale of its Common Units pursuant to which the Company sold 2,178,280 Common Units for an aggregate offering price of $217,828. On November 14, 2022, the Company completed the third closing of the sale of our Common Units pursuant to which the Company sold 642,500 Common Units for an aggregate offering price of $64,250. The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

The consolidated financial statements in this annual report on Form 10-K include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

1.
Organization and Basis of Presentation (Continued)

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of December 31, 2022, the Company has sold 7,364,560 Units for an aggregate offering price of $736,456. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2022, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$736,456	$537,269	27.0%	7,364,560

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

The Recallable Amount as of December 31, 2022 was $0.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

2.
Significant Accounting Policies (Continued)

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $662 in organizational costs, of which $158 was expensed during the year ended December 31, 2022. Since inception, the Company has incurred $293 in offering costs which were charged directly to Members’ Capital as of December 31, 2022.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2022, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2022, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

2.
Significant Accounting Policies (Continued)

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

The optional guidance and practical expedients in ASU 2020-04 and 2021-01 are not applicable to the Company and therefore did not have a material impact to the consolidated financial statements.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

On May 11, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with the Company's valuation policy. The Adviser's internal valuation process did not change as a result of Rule 2a-5, and it continues to receive a report from an independent third-party valuation firm for fair valued securities.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$304,672	$304,672
Short- term investments	132,638	—	—	132,638
Cash equivalents	18,881	—	—	18,881
Total	$151,519	$—	$304,672	$456,191

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2022:

	Debt	Equity	Total
Balance, January 1, 2022	$—	$—	$—
Purchases, including payments received in-kind	332,534	—	332,534
Sales and paydowns of investments	(29,520)	—	(29,520)
Amortization of premium and accretion of discount, net	1,325	—	1,325
Net change in unrealized appreciation/(depreciation)	333	—	333
Balance, December 31, 2022	$304,672	$—	$304,672
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2022	$333	$—	$333

The Company did not have any transfers between levels during the year ended December 31, 2022.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2022:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$270,813	Income Method	Discount Rate	8.9% to 19.9%	13.2%	Decrease
Debt	$33,859	Market Method	Indicative Bid	98.5% to 98.5%	N/A	Increase

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

4.
Agreements and Related Party Transactions (Continued)

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

For the year ended December 31, 2022, Management Fees incurred were $2,256 of which $889 remained payable as of December 31, 2022.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

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

During the year ended December 31, 2022, the Company reimbursed TAMCO for costs incurred during the year ended December 31, 2021. The aggregate of such costs was $583. In addition, the Adviser reimbursed $182 of the Company's current year expenses, in accordance with the Administration Agreement (i.e. the Company will not bear more than an amount equal to 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses).

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2022:

		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	October 2023	$4,711	$113
Rising Pharma Holdings, Inc.	December 2026	1,981	99
Red Robin International, Inc.	March 2027	626	30
Total		$7,318	$242

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

As of December 31, 2021, the Company sold and issued 10 Common Units at an aggregate purchase price of $1 to TAMCO. The Company’s Unit activity for the year ended December 31, 2022, was as follows:

Year ended December 31,
2022
Units at beginning of period	10
Units issued and committed during the period	7,364,550
Units issued and committed at end of period	7,364,560

No deemed distributions and contributions were processed during the year ended December 31, 2022.

7.
Credit Facilities

On March 8, 2022, the Company entered into a senior secured revolving credit facility (the “March 2022 Credit Facility”) among the Company, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The March 2022 Credit Facility provides for a revolving credit line (the “March 2022 Revolving Credit Facility”) of up to $200,000 (the “March 2022 Credit Facility Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “March 2022 Credit Facility Borrowing Base”) and (ii) the March 2022 Credit Facility Maximum Commitment. The March 2022 Credit Facility has an initial commitment of $200,000 and may be periodically increased in amounts designated by the Company, up to an aggregate amount of $400,000. The maturity date of the March 2022 Credit Facility is March 7, 2025, unless such date is extended at the Company’s option for a term of up to 12 months after the maturity date. Borrowings under the March 2022 Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

7.
Credit Facilities (Continued)

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2022, the Company was in compliance with such covenants.

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

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2022, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

7.
Credit Facilities (Continued)

A summary of amounts outstanding and available under the Credit Facilities as of December 31, 2022 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility	$200,000	$96,289	$103,711
September 2022 Credit Facility	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

The Company incurred financing costs of $1,190 in connection with the March 2022 Credit Facility of which $1,146 were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of December 31, 2022, $835 of such deferred financing costs had yet to be amortized.

The Company incurred financing costs of $2,577 in connection with the September 2022 Credit Facility which were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the September 2022 Credit Facility. As of December 31, 2022, $2,362 of such deferred financing costs had yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

As of December 31, 2022
Principal amount outstanding on Term Loan	$34,400
Deferred financing costs	(1,181)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$33,219

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2022 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the year ended December 31, 2022:

Year ended December 31,
2022
Credit facilities interest expense	$2,408
Undrawn commitment fees	679
Administrative fees	56
Amortization of deferred financing costs	566
Total	$3,709
Weighted average interest rate	4.60%
Average outstanding balance	$63,251

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

8.
Repurchase Obligations (Continued)

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

The Company entered into repurchase agreements on February 8, 2022, March 2, 2022, and April 11, 2022 which were collateralized by the Company’s term loans to Hudson Technologies Company, Rising Pharma Holdings, Inc, and Red Robin International, Inc., respectively. Interest under these Repurchase Obligations were calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) 0.0000847, 0.000092510, and 0.00010875, as stipulated in the repurchase agreements for Hudson Technologies Company, Rising Pharma Holdings, Inc., and Red Robin International, respectively. All three Repurchase Obligations were settled during the three months ended June 30, 2022. As of December 31, 2022, the Company had no outstanding Repurchase Obligations.

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

As of December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

Year ended December 31,
2022
Cost of investments for federal income tax purposes	$455,856
Unrealized appreciation	$1,793
Unrealized depreciation	$(1,459)
Net unrealized appreciation on investments	$334

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

9.
Income Taxes (continued)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2022. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

Year ended December 31,
2022
Common Unitholders tax reclassification	$—
Undistributed net investment (loss) income	$(221)
Accumulated net realized gain (loss)	$221

The tax character of shareholder distributions attributable to the year ended December 31, 2022 was as follows:

Year ended December 31,
2022
Ordinary income	$13,783
Return of capital	$—

The tax components of distributable earnings on a tax basis for the year ended December 31, 2022 were as follows:

Year ended December 31,
2022
Net tax appreciation (depreciation)	$92
Other cumulative effect of timing differences	$(2,968)

As of December 31, 2022, the Company had a net long-term capital loss carryforward of $0 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits as of December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

10.
Financial Highlights

Selected data for a unit outstanding throughout the year ended December 31, 2022 is presented below.

For the Year Ended December 31,
2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.00
Income from Investment Operations:
Net investment income	1.45
Net realized and unrealized gain	0.03
Total income from investment operations	1.48
Less Distributions:
From net investment income	(1.87)
Offering Costs	(0.04)
Net Asset Value Per Unit (accrual base), End of Period	$99.57
Unitholder Total Return(2)	8.48%
Unitholder IRR before incentive fees(3)	9.96%
Unitholder IRR before all fees and expenses(3)	8.45%
Ratios and Supplemental Data
Members’ Capital, end of period	$196,018
Units outstanding, end of period	7,364,560
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset	7.95%
Expense recaptured (reimbursed) by Investment Advisor	0.31%
Ratio of net expenses to average net assets	8.26%
Ratio of financing cost to average net assets	2.87%
Ratio of net investment income before expense recapture to average net assets	8.47%
Ratio of net investment income to average net assets	8.16%
Ratio of incentive fees to average net assets	1.45%
Credit facility payable	130,689
Asset coverage ratio	2.50
Portfolio turnover rate	17.69%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of December 31, 2022.
(2)
The Total Return for the year ended December 31, 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 9.96%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, and Advisor incentive fees is 8.45% through December 31, 2022. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 6, 2023, the Company completed its solicitation of consents to approve a proposal to amend the LLC Agreement to extend the Closing Period to be the eighteen-month period following the Company's initial closing date.