Form 10-Q
period 2023-03-31
TCW Direct Lending VIII LLC
filed 2023-05-10
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2023

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

As of March 31, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 10, 2023 was 7,364,560.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Commercial & Professional Services
	Hudson Technologies Company	03/02/22	Last Out Term Loan - 12.31% (SOFR + 7.50%, 1.00% Floor)	1.9%	$6,059,560	03/02/27	$5,964,585	$6,059,560
	Hudson Technologies Company	03/02/22	Term Loan - 12.42% (SOFR + 7.50%, 1.00% Floor)	3.9%	12,422,098	03/02/27	12,227,399	12,670,540
				5.8%			18,191,984	18,730,100
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 11.44% (SOFR + 6.50%, 1.00% Floor)	5.6%	19,062,952	03/07/27	18,763,123	18,166,993
				5.6%			18,763,123	18,166,993
Data Processing & Outsourced Services
	Alorica, Inc.	12/21/22	Term Loan - 11.57% (SOFR + 6.88%, 1.50% Floor)	10.4%	34,202,616	12/21/27	33,717,954	33,586,969
				10.4%			33,717,954	33,586,969
Energy
	HOP Energy, LLC	06/17/22	Term Loan - 14.94% inc PIK (SOFR + 10.00%, 2.00% Floor, 2.75% PIK)	6.5%	22,548,887	06/17/27	22,130,144	21,218,503
				6.5%			22,130,144	21,218,503
Food Products
	Del Real, LLC	03/28/23	Revolver - 13.53% (SOFR + 8.50%, 2.00% Floor)	0.7%	2,338,117	03/28/28	2,338,117	2,273,819
	Del Real, LLC	03/28/23	Term Loan - 13.53% inc PIK (SOFR + 8.00%, 1.00% Floor)	11.6%	38,578,934	03/28/28	37,254,275	37,518,013
				12.3%			39,592,392	39,791,832
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 12.12% inc PIK (SOFR + 7.00%, 1.00% Floor, 1.00% PIK)	5.7%	19,026,771	04/29/25	18,702,169	18,551,101
	Red Robin International, Inc.	04/11/22	Term Loan - 11.62% (SOFR + 6.00%, 1.00% Floor)	3.7%	12,401,231	03/04/27	12,065,789	11,880,379
	Red Robin International, Inc.	04/11/22	Revolver - 10.87% (SOFR + 6.00%, 1.00% Floor)	0.3%	939,487	03/04/27	939,487	900,029
				9.7%			31,707,445	31,331,509
Housewares & Specialties
	Lenox Holdings, Inc.	07/08/22	Term Loan - 13.46% (SOFR + 8.50%, 1.00% Floor)	11.4%	38,368,893	07/08/27	37,713,722	36,987,613
				11.4%			37,713,722	36,987,613
Industrial Machinery
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 12.16% (SOFR + 7.00%, 1.00% Floor)	5.2%	17,301,000	10/03/26	16,845,916	16,799,271
				5.2%			16,845,916	16,799,271
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 13.36% (SOFR + 8.50%, 2.00% Floor)	14.3%	47,797,018	03/17/28	46,464,786	46,453,922
				14.3%			46,464,786	46,453,922

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Materials
	Hoffmaster Group, Inc.	02/24/23	Revolver - 12.35% (SOFR + 7.50%, 2.00% Floor)	0.2%	$558,813	02/24/28	$558,813	$551,548
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 12.35% (SOFR + 7.50%, 2.00% Floor)	6.7%	22,119,682	02/24/28	21,882,304	21,832,126
				6.9%			22,441,117	22,383,674
Oil & Gas Equipment & Services
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan A - 9.94% (SOFR + 5.00%, 1.00% Floor)	9.2%	30,174,414	08/10/27	29,714,031	29,872,670
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan B - 14.98% (SOFR + 10.04%, 1.00% Floor)	9.0%	29,077,163	03/02/27	28,271,792	29,193,472
				18.2%			57,985,823	59,066,142
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 12.16% (SOFR + 7.00%, 1.00% Floor)	0.2%	841,764	12/13/26	823,066	808,935
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 12.38% (SOFR + 7.00%, 1.00% Floor)	4.0%	13,468,228	12/13/26	13,126,054	12,942,967
				4.2%			13,949,120	13,751,902
Retailing
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 13.00% (LIBOR + 8.25%, 1.00% Floor)	10.4%	34,460,000	02/01/27	33,930,833	33,839,720
				10.4%			33,930,833	33,839,720
Technologies Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.39% (SOFR + 7.50%, 1.00% Floor)	3.5%	12,027,750	07/18/27	11,821,033	11,402,307
				3.5%			11,821,033	11,402,307
	Total Debt Investments(2)			124.4%			405,255,392	403,510,457
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.65%			26.3%	85,287,053		85,287,053	85,287,053
	Total Cash Equivalents			26.3%	85,287,053		85,287,053	85,287,053
	Short-term Investments
	U.S. Treasury Bill, Yield 4.59%			60.8%	200,000,000		197,360,000	197,360,000
	Total Short-term Investments			60.8%	200,000,000		197,360,000	197,360,000
	Total Investments (211.5%)						$687,902,445	$686,157,510
	Net unrealized depreciation on unfunded commitments (0.1%)							(305,589)
	Liabilities in Excess of Other Assets (111.4%)							$(361,366,593)
	Net Assets (100.0%)							$324,485,328

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $108,650,796 and $8,288,715, respectively, for the period ended March 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments

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

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

December 31, 2022

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2023

	As of March 31,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $405,255 and $304,338, respectively)	$403,510	$304,672
Cash and cash equivalents	86,540	21,852
Short-term investments	197,360	132,638
Interest receivable	3,211	2,714
Deferred financing costs	1,814	2,016
Due from adviser	182	182
Receivable for investment sold	—	31
Prepaid and other assets	72	41
Total Assets	$692,689	$464,146
Liabilities
Payable for short-term investments purchased	$197,360	$132,638
Term loan (net of $1,073 and $1,181 of deferred financing costs, respectively)	123,927	33,219
Revolving credit facilities payable	40,689	96,289
Incentive fee payable	2,480	1,873
Interest and credit facility expense payable	1,594	909
Management fees payable	1,079	889
Unrealized depreciation on unfunded commitments	306	242
Directors' fees payable	108	11
Distribution payable	—	1,500
Other accrued expenses and other liabilities	661	558
Total Liabilities	368,204	268,128
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (7,364,560 units issued and outstanding)	736,456	736,456
Common Unitholders’ undrawn commitment: (7,364,560 units issued and outstanding)	(412,269)	(537,269)
Common Unitholders’ offering costs	(293)	(293)
Common Unitholders’ capital	323,894	198,894
Accumulated earnings (loss)	591	(2,876)
Total Members’ Capital	$324,485	$196,018
Total Liabilities and Members’ Capital	$692,689	$464,146
Net Asset Value Per Unit (accrual base) (Note 10)	$100.04	$99.57

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

	For the three months ended March 31,
	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$10,505	$1,168
Interest income paid-in-kind	171	—
Other fee income	151	—
Total investment income	10,827	1,168
Expenses
Interest and credit facility expenses	2,982	52
Management fees	1,079	169
Incentive fees	607	—
Interest expense on repurchase transactions	357	—
Professional fees	146	63
Administrative fees	139	103
Directors’ fees	99	97
Organizational costs	—	78
Other expenses	61	165
Total expenses	5,470	727
Expense recaptured by Investment Adviser	—	583
Net expenses	5,470	1,310
Net investment income (loss)	5,357	(142)
Net realized and unrealized gain (loss) on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(2,143)	6
Net realized gain on short-term investments	253	—
Net realized and unrealized (loss) gain on investments	(1,890)	6
Net increase (decrease) in Members’ Capital from operations	$3,467	$(136)
Basic and diluted:
Income (loss) per unit	$0.47	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$1	$—	$1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(142)	(142)
Net change in unrealized appreciation/(depreciation) on investments	—	6	6
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	72,893	—	72,893
Offering costs	(240)	—	(240)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2022	72,653	(136)	72,517
Members’ Capital at March 31, 2022	$72,654	$(136)	$72,518

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2023	$198,894	$(2,876)	$196,018
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,357	5,357
Net realized gain on investments	—	253	253
Net change in unrealized appreciation/(depreciation) on investments	—	(2,143)	(2,143)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	125,000	—	125,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	125,000	3,467	128,467
Members’ Capital at March 31, 2023	$323,894	$591	$324,485

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$3,467	$(136)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(108,480)	(112,195)
Purchases of short-term investments	(197,360)	(149,625)
Interest income paid-in-kind	(171)	—
Proceeds from sales and paydowns of investments	8,289	36
Proceeds from sales of short-term investments	132,638	—
Change in net unrealized (appreciation)/depreciation on investments	2,143	(6)
Amortization of premium and accretion of discount, net	(555)	(46)
Amortization of deferred financing costs	310	23
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(497)	(757)
(Increase) decrease in receivable for investment sold	31	—
(Increase) decrease in organizational costs due from related party	—	504
(Increase) decrease in deferred offering costs	—	220
(Increase) decrease in directors' fees due from related party	—	14
(Increase) decrease in other assets due from related party	—	133
(Increase) decrease in prepaid and other assets	(31)	(59)
Increase (decrease) in payable for short-term investments purchased	64,722	149,625
Increase (decrease) in organizational costs payable to related party	—	(504)
Increase (decrease) offering costs payable to related party	—	(220)
Increase (decrease) incentive fee payable	607	—
Increase (decrease) distribution payable	(1,500)	—
Increase (decrease) management fees payable	190	169
Increase (decrease) interest and credit facility expense payable	685	29
Increase (decrease) directors' fees payable to related party	—	(14)
Increase (decrease) directors’ fees payable	97	83
Increase (decrease) other liabilities payable to related party	—	(133)
Increase (decrease) other accrued expenses and other liabilities	103	300
Net cash used in operating activities	(95,312)	(112,559)
Cash Flows from Financing Activities
Contribution from Members	125,000	72,893
Offering costs	—	(240)
Deferred financing costs paid	—	(1,146)
Proceeds from credit facility	113,000	1,089
Repayment of credit facility	(78,000)	—
Proceeds from repurchase obligation	—	40,971
Net cash provided by financing activities	160,000	113,567
Net increase in cash and cash equivalents	64,688	1,008
Cash and cash equivalents, beginning of period	21,852	1
Cash and cash equivalents, end of period	$86,540	$1,009
Supplemental and non-cash financing activities
Interest expense paid	$1,624	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

On July 8, 2022, the Company completed the second closing of the sale of its Common Units pursuant to which the Company sold 2,178,280 Common Units for an aggregate offering price of $217,828. On November 14, 2022, the Company completed the third closing of the sale of our Common Units pursuant to which the Company sold 642,500 Common Units for an aggregate offering price of $64,250. The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders. The additional closings occurred during the 12 month period following the Initial Closing Date and that the period during which Units are being offered (the “Closing Period”) was set to terminate upon the 12 month anniversary of the Initial Closing Date. On January 6, 2023, the Company's Board of Directors approved a 6-month extension of the Closing Period from January 21, 2023 to July 21, 2023.

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

March 31, 2023

1.
Organization and Basis of Presentation (Continued)

Commitment Period: The Commitment Period commenced on the Initial Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of March 31, 2023, the Company has sold 7,364,560 Units for an aggregate offering price of $736,456. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$736,456	$412,269	44.0%	7,364,560

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

The Recallable Amount as of March 31, 2023 was $0.

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

March 31, 2023

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $504 in organizational costs, of which $0 was expensed during the three months ended March 31, 2023. Since inception, the Company has incurred $293 in offering costs which were charged directly to Members’ Capital as of March 31, 2023.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2023, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Repurchase Obligations: Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC 860, Transfers and Servicing. The investment subject to the repurchase agreement remains on the Company's Statements of Assets and Liabilities and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company's Statements of Operations within Interest expense on repurchase transactions.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on the consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$403,510	$403,510
Short- term investments	197,360	—	—	197,360
Cash equivalents	85,287	—	—	85,287
Total	$282,647	$—	$403,510	$686,157

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$304,672	$304,672
Short- term investments	132,638	—	—	132,638
Cash equivalents	18,881	—	—	18,881
Total	$151,519	$—	$304,672	$456,191

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2023:

	Debt	Equity	Total
Balance, January 1, 2023	$304,672	$—	$304,672
Purchases, including payments received in-kind	108,651	—	108,651
Sales and paydowns of investments	(8,289)	—	(8,289)
Amortization of premium and accretion of discount, net	555	—	555
Net change in unrealized appreciation/(depreciation)	(2,079)	—	(2,079)
Balance, March 31, 2023	$403,510	$—	$403,510
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2023	$(2,079)	$—	$(2,079)

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The Company did not have any transfers between levels during the three months ended March 31, 2023 and 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$317,264	Income Method	Discount Rate	8.4% to 21.5%	12.4%	Decrease
Debt	$86,246	Market Method	Indicative Bid	97.2% to 97.3%	N/A	Increase

* Weighted based on fair value

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

March 31, 2023

4.
Agreements and Related Party Transactions (Continued)

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

For the three months ended March 31, 2023, Management Fees incurred were $1,079, of which $1,079 remained payable as of March 31, 2023. For the three months ended March 31, 2022, Management Fees incurred were $169, of which $169 remained payable as of March 31, 2022.

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

March 31, 2023

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

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the Advisory Agreement or (ii) the Company terminating the agreement for cause (as set out in the Advisory Agreement), the Company will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated. The Adviser Return Obligation (defined below) will not apply in connection with a Final Incentive Fee Payment.

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

March 31, 2023

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

March 31, 2023

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

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Rising Pharma Holdings, Inc.	December 2026	$1,981	$77	$1,981	$99
Red Robin International, Inc.	March 2027	626	26	626	30
Black Rock Coffee Holdings, LLC	October 2023	4,711	119	4,711	113
Hoffmaster Group, Inc.	February 2028	1,537	20	—	—
Del Real, LLC	March 2028	2,338	64	—	—
Total		$11,193	$306	$7,318	$242

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

5.
Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three months ended March 31, 2023 and 2022, was as follows:

	Three months ended March 31,
	2023	2022
Units at beginning of period	7,364,560	10
Units issued and committed during the period	—	4,543,770
Units issued and committed at end of period	7,364,560	4,543,780

No deemed distributions and contributions were processed during the three months ended March 31, 2023.

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

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2023, the Company was in compliance with such covenants.

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

March 31, 2023

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

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2023 and December 31, 2022 was as follows:

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility – Balance as of March 31, 2023	$200,000	$18,289	$181,711
September 2022 Credit Facility – Balance as of March 31, 2023	$250,000	$147,400	$102,600
March 2022 Credit Facility – Balance as of December 31, 2022	$200,000	$96,289	$103,711
September 2022 Credit Facility – Balance as of December 31, 2022	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the September 2022 Credit Facility as of March 31, 2023 and December 31, 2022 consisted of $22,400 and $0, respectively, from the September 2022 Revolving Credit Facility (i.e., revolving line of credit) and $125,000 and $34,400, respectively, of Term Loan.

The Company incurred financing costs of $1,190 in connection with the March 2022 Credit Facility of which $1,146 were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of March 31, 2023 and December 31, 2022, $741 and $835, respectively of such deferred financing costs had yet to be amortized.

The Company incurred financing costs of $2,577 in connection with the September 2022 Credit Facility which were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the September 2022 Credit Facility. As of March 31, 2023 and December 31, 2022, $2,146 and $2,362, respectively of such deferred financing costs had yet to be amortized.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

7.
Credit Facilities (Continued)

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of March 31, 2023	As of December 31, 2022
Principal amount outstanding on Term Loan	$125,000	$34,400
Deferred financing costs	(1,073)	(1,181)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$123,927	$33,219

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2023 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2023 was as follows:

	Three months ended March 31,
	2023	2022
Credit Facilities interest expense	$2,326	$1
Undrawn commitment fees	334	25
Administrative fees	12	3
Amortization of deferred financing costs	310	23
Total	$2,982	$52
Weighted average interest rate	6.63%	2.10%
Average outstanding balance	$140,311	$1,089

8.
Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each, a “Macquarie Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by a Macquarie Transaction remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligation is reported on the Company’s Consolidated Statements of Operations within Other expenses.

No repurchase agreements were entered into or settled during the three months ended March 31, 2023.

During the three months ended March 31, 2022, the Company had repurchase agreements that were entered into on February 8, 2022 and March 2, 2022. Such Repurchase Obligations were collateralized by the Company’s term loans to Hudson Technologies Company and Rising Pharma Holdings, Inc. Interest under these Repurchase Obligations was calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.0000847 and 0.000092510, as stipulated in the repurchase agreements for Hudson Technologies Company and Rising Pharma Holdings, Inc., respectively.

As of March 31, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

9.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated as a RIC under the Code and has made such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of March 31, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2023	December 31, 2022
Cost of investments for federal income tax purposes	$687,902	$455,856
Unrealized appreciation	$1,882	$1,793
Unrealized depreciation	$(3,933)	$(1,459)
Net unrealized (depreciation) appreciation on investments	$(2,051)	$334

The Company did not have any unrecognized tax benefits as of December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

10.
Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2023 and 2022 is presented below.

	For the three months ended March 31,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.57	$100.00
Income from Investment Operations:
Net investment income (loss)	0.73	(0.03)
Net realized and unrealized loss	(0.26)	—
Total income from investment operations	0.47	(0.03)
Offering Costs	—	(0.05)
Net Asset Value Per Unit (accrual base), End of Period	$100.04	$99.92
Unitholder Total Return(2)(3)	1.69%	-0.32%
Unitholder IRR before incentive fee(4)	9.50%	NM
Unitholder IRR(4)	8.08%	NM
Ratios and Supplemental Data
Members’ Capital, end of period	$324,485	$72,518
Units outstanding, end of period	7,364,560	4,543,780
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(5)	9.67%	19.09%
Expense recaptured (reimbursed) by Investment Advisor(3)	0.00%	4.11%
Ratio of net expenses to average net assets(6)	9.67%	23.20%
Ratio of financing cost to average net assets(3)	1.30%	0.37%
Ratio of net investment income before expense recapture to average net assets(5)	9.48%	14.28%
Ratio of net investment income to average net assets(6)	9.48%	10.17%
Ratio of incentive fees to average net assets(6)	1.07%	0.00%
Credit facility payable	165,689	1,089
Asset coverage ratio	2.96	67.59
Portfolio turnover rate(3)	2.48%	0.09%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2023 and 2022.
(2)
The Total Return for the three months ended March 31, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 9.50%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 8.08% through March 31, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization. The Internal Rate of Return (IRR) for the three months ended March 31, 2022 is not considered meaningful because of the limited time since initial investment and early stage of capital deployment.
(5)
Annualized except for organizational costs.
(6)
Annualized except for organizational costs and expenses recaptured by the Adviser.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 3, 2023, the Company completed the fourth closing of the sale of its Common Units pursuant to which the Company sold 1,025,550 Common Units for an aggregate offering price of $102,555.

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 28, 2023.

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

We are an externally managed, closed-end, non-diversified management investment company. On July 22, 2021, we filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and have made such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, we are, and will be required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million. As of March 31, 2023, we have sold 7,364,560 Units for an aggregate offering price of $736.5 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period, defined as the twelve-months following the Initial Closing Date, during which we may continue to accept subscription agreements and issue Units.

Our Commitment Period commenced on the Initial Closing Date and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within the Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor. On January 6, 2023, our Board of Directors approved a 6-month extension of the Closing Period from January 21, 2023 to July 21, 2023.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the Private Credit Group of the Adviser has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.5 million in organizational costs, of which $0 was expensed during the three months ended March 31, 2023. Since inception, we have incurred $0.3 million of offering costs which were charged directly to Members’ Capital as of March 31, 2023.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Equity, (Level 2), generally includes warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

Investment Activity

As of March 31, 2023, our portfolio consisted of 21 debt investments and no equity investments. Based on fair values as of March 31, 2023, our portfolio was 100.0% invested in debt investments which primarily consisted of senior secured, term loans.

As of December 31, 2022, our portfolio consisted of 16 debt investments and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in debt investments which were all senior secured, term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2023:

Industry	Percent of Total Investments
Oil & Gas Equipment & Services	14%
Marine Transportation	12%
Food Products	10%
Housewares & Specialties	9%
Retailing	8%
Hotels, Restaurants & Leisure	8%
Data Processing & Outsourced Services	8%
Materials	6%
Commercial & Professional Services	5%
Construction Materials	5%
Energy	5%
Industrial Machinery	4%
Pharmaceuticals	3%
Technology Hardware & Equipment	3%
Total	100%

Interest income including interest income paid-in-kind, was $10.7 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2023	2022
Total investment income	$10,827	$1,168
Net expenses	5,470	1,310
Net investment income (loss)	5,357	(142)
Net change in unrealized appreciation/(depreciation) on investments	(2,143)	6
Net realized gain on short-term investments	253	—
Net increase (decrease) in Members’ Capital from operations	$3,467	$(136)

Total investment income

Total investment income for the three months ended March 31, 2023 and 2022 was $10.8 million and $1.2 million, respectively. The increase in total investment income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to the increase in our portfolio of debt investments, which increased to 21 as of March 31, 2023 compared to 6 as of March 31, 2022.

Net investment income (loss)

Net investment income (loss) for the three months ended March 31, 2023 and 2022 was $5.4 million and $(0.1) million, respectively. The increase in our net investment income during the three months ended March 31, 2023 compared the three months ended March 31, 2022 was primarily due to the increase in investment income as described above partially offset by an increase to expenses.

Expenses for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2023	2022
Expenses
Interest and credit facility expenses	$2,982	$52
Management fees	1,079	169
Incentive fees	607	—
Interest expense on repurchase transactions	357	—
Professional fees	146	63
Administrative fees	139	103
Directors’ fees	99	97
Organizational costs	—	78
Other expenses	61	165
Total expenses	5,470	727
Expense recaptured by Investment Advisor	—	583
Net expenses	$5,470	$1,310

Our net expenses for the three months ended March 31, 2023 and 2022 were $5.5 million and $1.3 million, respectively. Our net expenses include management fees attributed to the Adviser of $1.1 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022 and expenses recaptured by the Adviser based on terms of the Advisory Agreement of $0 and $583 for the three months ended March 31, 2023 and 2022, respectively.

Net expenses increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to increases in interest and credit facility expenses caused by a higher weighted average interest rate and higher average outstanding debt balance during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Management fees and incentive fees also increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the increase in the size of our porfolio of debt investments as previously described.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended March 31, 2023 and 2022 was ($2.1) million and $6 thousand, respectively. The unrealized appreciation recognized during the three months ended March 31, 2022 was entirely due to our commencement of operations and investment activity during the period. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Del Real, LLC	Term Loan	$264
Resco Products, Inc.	Term Loan	(195)
Sigmatron International, Inc.	Term Loan	(348)
Lenox Holdings, Inc.	Term Loan	(651)
HOP Energy, LLC	Term Loan	(770)
All others	Various	(443)
Net change in unrealized appreciation/(depreciation)		$(2,143)

Net realized gain on short-term investments

During the three months ended March 31, 2023 and 2022 we incurred $0.3 million and $0, respectively, in realized gains from our short-term investments in government treasuries.

Net increase (decrease) in Members’ Capital from operations

Our net increase (decrease) in Members’ Capital from operations during the three months ended March 31, 2023 and 2022 was $3.5 million and $(0.1) million, respectively. The increase during the three months ended March 31, 2023 compared to the decrease during the three months ended March 31, 2022 is primarily attributable to the increases in net investment income and net realized gains on short-term investments described above, partially offset by the net change in unrealized depreciation described above.

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

As of March 31, 2023 and December 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	March 31, 2023	December 31, 2022
Commitments	$736,456	$736,456
Undrawn commitments	$412,269	$537,269
Percentage of commitments funded	44.0%	27.0%
Units	7,364,560	7,364,560

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

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2023, we were in compliance with such covenants.

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

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2023 and December 31, 2022 was as follows (amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility – Balance as of March 31, 2023	$200,000	$18,289	$181,711
September 2022 Credit Facility – Balance as of March 31, 2023	$250,000	$147,400	$102,600
March 2022 Credit Facility – Balance as of December 31, 2022	$200,000	$96,289	$103,711
September 2022 Credit Facility – Balance as of December 31, 2022	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the September 2022 Credit Facility as of March 31, 2023 and December 31, 2022 consisted of $22.4 million and $0, respectively, from the September 2022 Revolving Credit Facility (i.e., revolving line of credit) and $125.0 million and $34.4 million respectively, of Term Loan.

We incurred financing costs of $1.1 million in connection with the March 2022 Credit Facility which were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of March 31, 2023 and December 31, 2022, $0.7 million and $0.7 million, respectively of such deferred financing costs had yet to be amortized.

We incurred financing costs of $2.1 million in connection with the September 2022 Credit Facility which were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the September 2022 Credit Facility. As of March 31, 2023 and December 31, 2022, $2.1 million and $2.1 million of such deferred financing costs had yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2023 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our details; credit, market and liquidity risk and events; financial health of us; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three months ended March 31,
	2023	2022
Credit Facilities interest expense	$2,326	$1
Undrawn commitment fees	334	25
Administrative fees	12	3
Amortization of deferred financing costs	310	23
Total	$2,982	$52
Weighted average interest rate	6.63%	2.10%
Average outstanding balance	$140,311	$1,089

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

		March 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Rising Pharma Holdings, Inc.	December 2026	$1,981	$77	$1,981	$99
Red Robin International, Inc.	March 2027	626	26	626	30
Black Rock Coffee Holdings, LLC	October 2023	4,711	119	4,711	113
Hoffmaster Group, Inc.	February 2028	1,537	20	—	—
Del Real, LLC	March 2028	2,338	64	—	—
Total		$11,193	$306	$7,318	$242

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that we hold and concurrently enter into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each, a “Macquarie Transaction”). These Macquarie Transactions are accounted for as secured borrowings. Accordingly, the investment financed by a Macquarie Transaction remains on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement.

No repurchase agreements were entered into or settled during the three months ended March 31, 2023.

During the three months ended March 31, 2022, we had repurchase agreements that were entered into on February 8, 2022 and March 2, 2022. Such Repurchase Obligations were collateralized by our term loans to Hudson Technologies Company and Rising Pharma Holdings, Inc. Interest under these Repurchase Obligations was calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.0000847 and 0.000092510, as stipulated in the repurchase agreements for Hudson Technologies Company and Rising Pharma Holdings, Inc., respectively.

As of March 31, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, 100% of our debt investments bore interest based on floating rates, such as LIBOR and SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$12,586	$5,040	$7,546
Up 200 basis points	8,390	3,360	5,030
Up 100 basis points	4,195	1,680	2,515
Down 100 basis points	(4,195)	(1,680)	(2,515)
Down 200 basis points	(8,390)	(3,360)	(5,030)
Down 300 basis points	(12,467)	(5,040)	(7,427)

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

TCW DIRECT LENDING VIII LLC
Date: May 10, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 10, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer