Form 10-Q
period 2023-06-30
TCW Direct Lending VIII LLC
filed 2023-08-09
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended June 30, 2023

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

As of June 30, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 9, 2023 was 8,390,110.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Capital Goods
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 13.19% inc PIK (SOFR + 7.88%, 1.75% Floor, 0.50% PIK)	4.9%	$19,030,432	06/16/28	$18,328,052	$18,531,835
				4.9%			18,328,052	18,531,835
Commercial & Professional Services
	Hudson Technologies Company	03/02/22	Last Out Term Loan - 12.60% (SOFR + 7.50%, 1.00% Floor)	1.6%	6,059,560	03/02/27	5,970,625	6,059,560
	Hudson Technologies Company	03/02/22	Term Loan - 12.22% (SOFR + 7.00%, 1.00% Floor)	1.9%	7,064,437	03/02/27	6,960,753	7,205,726
				3.5%			12,931,378	13,265,286
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 11.99% (SOFR + 6.50%, 1.50% Floor)	4.3%	16,309,414	07/31/26	16,151,915	16,260,486
				4.3%			16,151,915	16,260,486
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 11.81% (SOFR + 6.50%, 1.00% Floor)	4.9%	18,937,014	03/07/27	18,658,041	18,709,770
				4.9%			18,658,041	18,709,770
Consumer Services
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.25% (SOFR + 7.00%, 1.50% Floor)	5.4%	21,244,122	02/23/28	20,426,501	20,732,138
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.19% (SOFR + 7.00%, 1.50% Floor)	0.2%	758,719	02/23/28	758,719	740,434
				5.6%			21,185,220	21,472,572
Data Processing & Outsourced Services
	Alorica, Inc.	12/21/22	Term Loan - 11.98% (SOFR + 6.88%, 1.50% Floor)	8.8%	34,030,743	12/21/27	33,573,956	33,316,098
				8.8%			33,573,956	33,316,098
Diversified Support Services
	CSAT Holdings, LLC	06/30/23	Term Loan - 13.00% (SOFR + 7.50%, 2.00% Floor)	8.3%	32,672,794	06/30/28	31,538,695	31,692,610
				8.3%			31,538,695	31,692,610
Energy
	HOP Energy, LLC	06/17/22	Term Loan - 15.31% inc PIK (SOFR + 10.00%, 2.00% Floor, 2.75% PIK)	5.6%	22,595,330	06/17/27	22,221,603	21,329,992
				5.6%			22,221,603	21,329,992

Food Products
	Del Real, LLC	03/28/23	Term Loan - 13.89% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.50% PIK)	8.7%	33,701,640	03/28/28	32,606,514	33,263,519
	Singature Brands, LLC	05/05/23	Term Loan - 13.32% inc PIK (SOFR + 8.00%, 1.75% Floor, 1.00% PIK)	9.8%	38,204,690	05/04/28	37,324,606	37,478,800
				18.5%			69,931,120	70,742,319
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 12.73% inc PIK (SOFR + 7.00%, 1.00% Floor, 1.00% PIK)	4.9%	19,028,330	04/29/25	18,743,351	18,647,763
	Red Robin International, Inc.	04/11/22	Term Loan - 12.12% (SOFR + 6.50%, 1.00% Floor)	3.2%	12,369,915	03/04/27	12,056,568	12,097,776
				8.1%			30,799,919	30,745,539

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Housewares & Specialties
	Lenox Holdings, Inc.	07/08/22	Term Loan - 13.67% (SOFR + 8.50%, 1.00% Floor)	9.7%	$38,126,052	07/08/27	$37,513,028	$36,982,270
				9.7%			37,513,028	36,982,270
Industrial Machinery
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 12.50% (SOFR + 7.00%, 1.00% Floor)	4.4%	17,191,500	10/03/26	16,771,420	16,778,904
				4.4%			16,771,420	16,778,904
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 12.50% (SOFR + 7.00%, 2.00% Floor)	10.7%	40,816,910	05/09/27	40,226,866	40,572,008
				10.7%			40,226,866	40,572,008
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.87% (SOFR + 7.50%, 1.50% Floor)	6.8%	26,492,435	06/16/28	25,835,562	25,830,124
				6.8%			25,835,562	25,830,124
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 15.49% (SOFR + 10.28%, 2.00% Floor)	11.2%	43,423,643	03/17/28	42,274,092	42,642,017
				11.2%			42,274,092	42,642,017
Materials
	Hoffmaster Group, Inc.	02/24/23	Revolver - 12.67% (SOFR + 7.50%, 2.00% Floor)	0.1%	512,245	02/24/28	512,245	511,221
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 12.78% (SOFR + 7.50%, 2.00% Floor)	5.8%	22,119,682	02/24/28	21,894,372	22,075,443
				5.9%			22,406,617	22,586,664
Oil & Gas Equipment & Services
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan A - 10.31% (SOFR + 5.00%, 1.00% Floor)	7.8%	29,746,505	08/10/27	29,318,594	29,657,266
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan B - 15.35% (SOFR + 10.04%, 1.00% Floor)	7.6%	28,664,815	03/02/27	27,916,247	28,779,474
				15.4%			57,234,841	58,436,740
Packaged Foods and Meats
	Baxters North America, Inc.	05/31/23	Term Loan - 12.26% (SOFR + 7.00%, 1.75% Floor)	9.4%	36,658,917	05/31/28	35,703,156	35,911,076
				9.4%			35,703,156	35,911,076
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 12.50% (SOFR + 7.00%, 1.00% Floor)	0.2%	831,000	12/13/26	813,783	803,577
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 12.51% (SOFR + 7.00%, 1.00% Floor)	3.3%	13,182,483	12/13/26	12,870,111	12,747,461
				3.5%			13,683,894	13,551,038
Retailing
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 12.94% (SOFR + 7.75%, 1.00% Floor)	9.0%	34,460,000	02/01/27	33,965,180	34,253,240
				9.0%			33,965,180	34,253,240

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Technologies Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.71% (SOFR + 7.50%, 1.00% Floor)	3.1%	$12,129,240	07/18/27	$11,935,738	$11,692,588
				3.1%			11,935,738	11,692,588
	Total Debt Investments(2)			161.6%			612,870,293	615,303,176
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.10%			23.3%	88,837,735		88,837,735	88,837,735
	Total Cash Equivalents			23.3%	88,837,735		88,837,735	88,837,735
	Short-term Investments
	U.S. Treasury Bill, Yield 5.05%			18.1%	70,000,000		68,747,992	68,747,992
	Total Short-term Investments			18.1%	70,000,000		68,747,992	68,747,992
	Total Investments (203.1%)						$770,456,020	$772,888,903
	Net unrealized depreciation on unfunded commitments (0.2%)							(725,120)
	Liabilities in Excess of Other Assets (102.9%)							$(391,544,971)
	Net Assets (100.0%)							$380,618,812

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

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $337,667,275 and $30,554,513, respectively, for the period ended June 30, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2023

	As of June 30,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $612,870 and $304,338, respectively)	$615,303	$304,672
Cash and cash equivalents	91,252	21,852
Short-term investments	68,748	132,638
Interest receivable	3,670	2,714
Deferred financing costs	1,609	2,016
Due from Adviser	—	182
Receivable for investment sold	—	31
Prepaid and other assets	30	41
Total Assets	$780,612	$464,146
Liabilities
Revolving credit facilities payable	$196,789	$96,289
Term loan (net of $964 and $1,181 of deferred financing costs, respectively)	124,036	33,219
Payable for short-term investments purchased	68,748	132,638
Incentive fee payable	5,036	1,873
Interest and credit facility expense payable	2,694	909
Management fees payable	1,618	889
Unrealized depreciation on unfunded commitments	725	242
Directors' fees payable	135	11
Distribution payable	—	1,500
Other accrued expenses and other liabilities	212	558
Total Liabilities	399,993	268,128
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (8,390,110 and 7,364,560 units issued and outstanding, respectively)	839,011	736,456
Common Unitholders’ undrawn commitment: (8,390,110 and 7,364,560 units issued and outstanding, respectively)	(469,680)	(537,269)
Common Unitholders’ offering costs	(293)	(293)
Common Unitholders’ capital	369,038	198,894
Accumulated earnings (loss)	11,581	(2,876)
Total Members’ Capital	380,619	196,018
Total Liabilities and Members’ Capital	$780,612	$464,146
Net Asset Value Per Unit (accrual base) (Note 10)	$101.35	$99.57

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$16,108	$3,238	$26,613	$4,406
Interest income paid-in-kind	1,655	16	1,826	16
Other fee income	1,774	2	1,925	2
Total investment income	19,537	3,256	30,364	4,424
Expenses
Interest and credit facility expenses	3,980	357	6,962	409
Incentive fees	2,556	—	3,163	—
Management fees	1,618	448	2,697	617
Interest expense on repurchase transactions	594	171	951	297
Administrative fees	165	105	304	208
Professional fees	105	106	251	169
Directors’ fees	48	96	147	193
Organizational costs	—	13	—	91
Other expenses	64	30	125	69
Total expenses	9,130	1,326	14,600	2,053
Expense recaptured by Investment Adviser	—	—	—	583
Net expenses	9,130	1,326	14,600	2,636
Net investment income	10,407	1,930	15,764	1,788
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	16	—	16	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	3,759	905	1,616	911
Net realized gain (loss) on short-term investments	275	(28)	528	(28)
Net realized and unrealized gain on investments	4,050	877	2,160	883
Net increase in Members’ Capital from operations	$14,457	$2,807	$17,924	$2,671
Basic and diluted:
Income per unit	$1.72	$0.62	$2.14	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$1	$—	$1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(142)	(142)
Net change in unrealized appreciation/(depreciation) on investments	—	6	6
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	72,893	—	72,893
Offering costs	(240)	—	(240)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2022	72,653	(136)	72,517
Members’ Capital at March 31, 2022	72,654	(136)	72,518
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	1,930	1,930
Net realized loss on investments	—	(28)	(28)
Net change in unrealized appreciation/(depreciation) on investments	—	905	905
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	50,000	—	50,000
Offering costs	(3)	—	(3)
Total Increase in Members’ Capital for the three months ended June 30, 2022	49,997	2,807	52,804
Members’ Capital at June 30, 2022	$122,651	$2,671	$125,322

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2023	$198,894	$(2,876)	$196,018
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,357	5,357
Net realized gain on investments	—	253	253
Net change in unrealized appreciation/(depreciation) on investments	—	(2,143)	(2,143)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	125,000	—	125,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	125,000	3,467	128,467
Members’ Capital at March 31, 2023	323,894	591	324,485
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	10,407	10,407
Net realized gain on investments	—	291	291
Net change in unrealized appreciation/(depreciation) on investments	—	3,759	3,759
Distributions to Members from:
Distributable earnings		(3,467)	(3,467)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	45,144	—	45,144
Total Increase in Members’ Capital for the three months ended June 30, 2023	45,144	10,990	56,134
Members’ Capital at June 30, 2023	$369,038	$11,581	$380,619

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	For the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$17,924	$2,671
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(335,841)	(164,593)
Purchases of short-term investments	(266,108)	(173,906)
Interest income paid-in-kind	(1,826)	(16)
Proceeds from sales and paydowns of investments	30,555	9,724
Proceeds from sales of short-term investments	329,998	—
Net realized gain on investments	(16)
Change in net unrealized (appreciation)/depreciation on investments	(1,616)	(911)
Amortization of premium and accretion of discount, net	(1,404)	(219)
Amortization of deferred financing costs	624	118
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(956)	(599)
(Increase) decrease in receivable for investment sold	31	—
(Increase) decrease in organizational costs due from related party	—	504
(Increase) decrease in deferred offering costs	—	220
(Increase) decrease in directors' fees due from related party	—	14
(Increase) decrease in other assets due from related party	—	133
(Increase) decrease in due from Adviser	182	—
(Increase) decrease in prepaid and other assets	11	(5)
Increase (decrease) in payable for short-term investments purchased	(63,890)	173,906
Increase (decrease) in organizational costs payable to related party	—	(504)
Increase (decrease) offering costs payable to related party	—	(220)
Increase (decrease) incentive fee payable	3,163	—
Increase (decrease) distribution payable	(1,500)	—
Increase (decrease) management fees payable	729	617
Increase (decrease) interest and credit facility expense payable	1,785	134
Increase (decrease) directors' fees payable to related party	—	(14)
Increase (decrease) directors’ fees payable	124	165
Increase (decrease) other liabilities payable to related party	—	(133)
Increase (decrease) other accrued expenses and other liabilities	(346)	276
Net cash used in operating activities	(288,377)	(152,638)
Cash Flows from Financing Activities
Contribution from Members	170,144	122,893
Distributions to Members from distributable earnings	(3,467)	—
Offering costs	—	(243)
Deferred financing costs paid	—	(1,146)
Proceeds from credit facilities	289,100	72,689
Repayment of credit facilities	(98,000)	—
Proceeds from repurchase obligation	—	53,122
Repayment of repurchase obligation	—	(53,122)
Net cash provided by financing activities	357,777	194,193
Net increase in cash and cash equivalents	69,400	41,555
Cash and cash equivalents, beginning of period	21,852	1
Cash and cash equivalents, end of period	$91,252	$41,556
Supplemental and non-cash financing activities
Interest expense paid	$3,775	$41

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

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

On July 22, 2021 the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) and will make such an election beginning with the taxable year ending December 31, 2022. The Company will be required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement with the Adviser. On the same date, the Company also completed the first closing of the sale of its Common Units (the “Initial Closing Date”) pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377. The Company may continue to accept subscription agreements and issue Units for a period of twelve-months following the Initial Closing Date (the "Closing Period"). On January 6, 2023, the Company's Board of Directors approved a six-month extension of the Closing Period from January 21, 2023 to July 21, 2023.

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

On July 8, 2022, the Company completed the second closing of the sale of its Common Units pursuant to which the Company sold 2,178,280 Common Units for an aggregate offering price of $217,828. On November 14, 2022, the Company completed the third closing of the sale of our Common Units pursuant to which the Company sold 642,500 Common Units for an aggregate offering price of $64,250. On April 3, 2023, the Company completed the fourth closing of the sale of its Common Units pursuant to which the Company sold 1,025,550 Common Units for an aggregate offering price of $102,555. The additional closings occurred during the 18-month Closing Period. The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

Term: The term of the Company will continue until January 21, 2029, unless extended or the Company is sooner dissolved as provided in the Company’s amended and restated limited liability agreement (the “LLC Agreement”) or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders”) and holders of preferred units, if any (together with the Unitholders, the “Members”), at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority representing more than 66 2/3% in interest of the holders of the Units.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of June 30, 2023, the Company has sold 8,390,110 Units for an aggregate offering price of $839,011. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$839,011	$469,680	44.0%	8,390,110

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

The Recallable Amount as of June 30, 2023 was $0.

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

Income Recognition: Interest income and interest income paid-in-kind are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

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

June 30, 2023

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

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facilities (as described in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the respective credit facility.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $504 in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2023. Since inception, the Company has incurred $293 in offering costs which were charged directly to Members’ Capital during the year ended December 31, 2022.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2023, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Repurchase Obligations: Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC 860, Transfers and Servicing. The investment subject to the repurchase agreement remains on the Company's Statements of Assets and Liabilities and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company's Consolidated Statements of Operations within Interest expense on repurchase transactions.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

2.
Significant Accounting Policies (Continued)

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

June 30, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$615,303	$615,303
Short- term investments	68,748	—	—	68,748
Cash equivalents	88,838	—	—	88,838
Total	$157,586	$—	$615,303	$772,889

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

June 30, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2023:

	Debt	Equity	Total
Balance, April 1, 2023	$403,510	$—	$403,510
Purchases	229,016	—	229,016
Sales and paydowns of investments	(22,266)	—	(22,266)
Amortization of premium and accretion of discount, net	849	—	849
Net realized gain	16	—	16
Net change in unrealized appreciation/(depreciation)	4,178	—	4,178
Balance, June 30, 2023	$615,303	$—	$615,303
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$4,178	$—	$4,178

	Debt	Equity	Total
Balance, January 1, 2023	$304,672	$—	$304,672
Purchases, including payments received in-kind	337,667	—	337,667
Sales and paydowns of investments	(30,555)	—	(30,555)
Amortization of premium and accretion of discount, net	1,404	—	1,404
Net realized gain	16	—	16
Net change in unrealized appreciation/(depreciation)	2,099	—	2,099
Balance, June 30, 2023	$615,303	$—	$615,303
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$2,099	$—	$2,099

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2022:

	Debt	Equity	Total
Balance, April 1, 2022	$112,262	$—	$112,262
Purchases, including payments received in-kind	52,414	—	52,414
Sales and paydowns of investments	(9,688)	—	(9,688)
Amortization of premium and accretion of discount, net	173	—	173
Net change in unrealized appreciation/(depreciation)	1,088	—	1,088
Balance, June 30, 2022	$156,249	$—	$156,249
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$1,088	$—	$1,088

	Debt	Equity	Total
Balance, January 1, 2022	$—	$—	$—
Purchases, including payments received in-kind	164,609	—	164,609
Sales and paydowns of investments	(9,724)	—	(9,724)
Amortization of premium and accretion of discount, net	219	—	219
Net change in unrealized appreciation/(depreciation)	1,145	—	1,145
Balance, June 30, 2022	$156,249	$—	$156,249
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$1,145	$—	$1,145

The Company did not have any transfers between levels during the three and six months ended June 30, 2023 and 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$565,079	Income Method	Discount Rate	8.9% to 22.3%	13.1%	Decrease
Debt	$50,224	Market Method	Indicative Bid	97.0% to 97.4%	N/A	Increase

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

June 30, 2023

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

June 30, 2023

4.
Agreements and Related Party Transactions (Continued)

For the three and six months ended June 30, 2023, Management Fees incurred were $1,618 and $2,697, respectively, of which $1,618 remained payable as of June 30, 2023. For the three and six months ended June 30, 2022, Management Fees incurred were $448 and $617, respectively, of which $448 remained payable as of June 30, 2022.

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

The Incentive Fee is calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders.

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

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
BlackRock Coffee Holdings, LLC	October 2023	$—	$—	$4,711	$113
CSAT Holdings LLC	June 2028	4,282	129	—	—
Del Real, LLC	March 2028	4,079	53	—	—
Five Star Buyer, Inc.	February 2028	3,035	73	—	—
Five Star Buyer, Inc.	February 2028	3,035	73	—	—
Hoffmaster Group, Inc.	February 2028	1,583	3	—	—
Red Robin International, Inc.	March 2027	1,566	34	626	30
Rising Pharma Holdings, Inc.	December 2026	1,981	65	1,981	99
Signature Brands, LLC	June 2028	4,416	84	—	—
Sunland Asphalt & Construction, LLC		8,033	211	—	—
Total		$32,010	$725	$7,318	$242

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Units at beginning of period	7,364,560	4,543,780	7,364,560	10
Units issued and committed during the period	1,025,550	—	1,025,550	4,543,770
Units issued and committed at end of period	8,390,110	4,543,780	8,390,110	4,543,780

No deemed distributions and contributions were processed during the three and six months ended June 30, 2023.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

7.
Credit Facilities (Continued)

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2023, the Company was in compliance with such covenants.

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

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2023 and December 31, 2022 was as follows:

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility – Balance as of June 30, 2023	$200,000	$71,789	$128,211
September 2022 Credit Facility – Balance as of June 30, 2023	$250,000	$250,000	$—
March 2022 Credit Facility – Balance as of December 31, 2022	$200,000	$96,289	$103,711
September 2022 Credit Facility – Balance as of December 31, 2022	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

7.
Credit Facilities (Continued)

Borrowings under the September 2022 Credit Facility as of June 30, 2023 and December 31, 2022 consisted of $125,000 and $0, respectively, from the September 2022 Revolving Credit Facility (i.e., revolving line of credit) and $125,000 and $34,400, respectively, of Term Loan.

The Company incurred financing costs of $1,190 in connection with the March 2022 Credit Facility of which $1,146 were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of June 30, 2023 and December 31, 2022, $645 and $835, respectively of such deferred financing costs had yet to be amortized.

The Company incurred financing costs of $2,577 in connection with the September 2022 Credit Facility which were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the September 2022 Credit Facility. As of June 30, 2023 and December 31, 2022, $1,928 and $2,362, respectively of such deferred financing costs had yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of June 30, 2023	As of December 31, 2022
Principal amount outstanding on Term Loan	$125,000	$34,400
Deferred financing costs	(964)	(1,181)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$124,036	$33,219

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2023 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Credit Facilities interest expense	$3,472	$159	$5,798	$160
Undrawn commitment fees	181	91	515	116
Administrative fees	13	12	25	15
Amortization of deferred financing costs	314	95	624	118
Total	$3,980	$357	$6,962	$409
Weighted average interest rate	7.30%	2.93%	7.02%	2.90%
Average outstanding balance	$188,126	$21,392	$164,351	$17,410

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

8.
Repurchase Obligations (Continued)

Additionally, the Company may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby the Company sells to Barclays its short-term investments and concurrently enters into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Barclays Transaction” and together with the Macquarie Transactions, the “Repurchase Transactions”).

In accordance with ASC 860, Transfers and Servicing, these Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the investments financed by these Repurchase Transactions remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie and Barclays (the “Repurchase Obligations”). Outstanding Repurchase Obligations are presented on the Company's Consolidated Statements of Assets and Liabilities as Repurchase Obligations. Repurchase Obligations are secured by the respective investment or short-term investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligations is reported on the Company’s Consolidated Statements of Operations within Interest expense on repurchase transactions.

During the six months ended June 30, 2023, the Company entered into Barclays Transactions on January 1, 2023 and April 3, 2023 which settled on January 25, 2023 and April 25, 2023, respectively. During the six months ended June 30, 2022 the Company entered into a Barclays Transaction on April 1, 2022 which settled on April 25, 2022. Interest expense incurred on the Barclays Transactions was $594 and $30 during three months ended June 30, 2023 and 2022, respectively. Interest expense incurred on the Barclays Transactions was $951 and $30 during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations with Barclays.

During the three and six months ended June 30, 2023, the Company did not enter into or settle any Macquarie Transactions.

During the six months ended June 30, 2022, the Company had Macquarie Transactions that were entered into on February 8, 2022 and March 2, 2022. Such Repurchase Obligations were collateralized by the Company’s term loans to Hudson Technologies Company and Rising Pharma Holdings, Inc. Interest under these Repurchase Obligations was calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.0000847 and 0.000092510, as stipulated in the repurchase agreements for Hudson Technologies Company and Rising Pharma Holdings, Inc., respectively. During the three months ended June 30, 2023 and 2022, interest expense associated with the Macquarie Transactions was $0 and $141, respectively. During the six months ended June 30, 2023 and 2022, interest expense associated with the Macquarie Transactions was $0 and $267, respectively.

As of June 30, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations with Macquarie.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

9.
Income Taxes (Continued)

As of June 30, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2023	December 31, 2022
Cost of investments for federal income tax purposes	$770,456	$455,856
Unrealized appreciation	$4,609	$1,793
Unrealized depreciation	$(2,773)	$(1,459)
Net unrealized appreciation on investments	$1,836	$334

The Company did not have any unrecognized tax benefits as of December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

10.
Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2023 and 2022 is presented below.

	For the six months ended June 30,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.57	$100.00
Net Increase in Common Unitholder NAV from Prior Year(2)	0.05	—
Income from Investment Operations:
Net investment income	1.88	0.39
Net realized and unrealized gain	0.26	0.19
Total income from investment operations	2.14	0.58
Less Distributions:
From net investment income	(0.41)	—
Offering Costs	—	(0.05)
Total distributions	(0.41)	(0.05)
Net Asset Value Per Unit (accrual base), End of Period	$101.35	$100.53
Unitholder Total Return(3)(4)	6.37%	3.40%
Unitholder IRR before incentive fee(5)	12.89%	6.36%
Unitholder IRR(5)	10.97%	6.36%
Ratios and Supplemental Data:
Members’ Capital, end of period	$380,619	$125,322
Units outstanding, end of period	8,390,110	4,543,780
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(6)	10.10%	9.46%
Expense recaptured (reimbursed) by Investment Advisor(4)	0.00%	1.36%
Ratio of net expenses to average net assets(7)	10.10%	10.82%
Ratio of financing cost to average net assets(4)	2.39%	0.96%
Ratio of net investment income before expense recapture to average net assets(6)	10.91%	11.39%
Ratio of net investment income to average net assets(7)	10.91%	10.03%
Ratio of incentive fees to average net assets(7)	2.19%	0.00%
Credit facility payable	321,789	72,689
Asset coverage ratio	2.18	2.72
Portfolio turnover rate(4)	7.41%	11.48%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2023 and 2022.
(2)
Adjustment to NAV per Unit is attributable to the 1,025,550 Units issued on April 3, 2023 at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the six months ended June 30, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 12.89%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 10.97% through June 30, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized except for organizational costs.
(7)
Annualized except for organizational costs and expenses recaptured by the Adviser.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 24, 2023, the Company completed the fifth closing of the sale of its Common Units pursuant to which the Company sold 1,173,625 Common Units for an aggregate offering price of $117,363.

On July 26, 2023, the Closing Period was extended for an additional six month period until January 21, 2024 by a majority vote of the Company's Unitholders.

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
•
uncertainty surrounding political and global financial stability, including the liquidity of certain banks;
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

On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors approved a 6-month extension of the period for which may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. As of June 30, 2023, we have sold 8,390,110 Units for an aggregate offering price of $839.0 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.t

However, we will not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period (see “The Private Offering—Closing Period”) and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, out-of-pocket expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.5 million in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2023. Since inception, we have incurred $0.3 million of offering costs which were charged directly to Members’ Capital as of June 30, 2023.

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

Investment Activity

As of June 30, 2023, our portfolio consisted of 28 debt investments and no equity investments. Based on fair values as of June 30, 2023, our portfolio was 100.0% invested in debt investments which primarily consisted of senior secured, term loans.

As of December 31, 2022, our portfolio consisted of 16 debt investments and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in debt investments which were all senior secured, term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2023:

Industry	Percent of Total Investments
Food Products	12%
Oil & Gas Equipment & Services	10%
Marine Transportation	7%
Information Technology Services	7%
Housewares & Specialties	6%
Packaged Foods and Meats	6%
Retailing	6%
Data Processing & Outsourced Services	5%
Diversified Support Services	5%
Hotels, Restaurants & Leisure	5%
Machinery	4%
Materials	4%
Consumer Services	3%
Energy	3%
Construction Materials	3%
Capital Goods	3%
Industrial Machinery	3%
Construction & Engineering	2%
Pharmaceuticals	2%
Commercial & Professional Services	2%
Technology Hardware & Equipment	2%
Total	100%

Interest income including interest income paid-in-kind, was $17.8 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively.

Interest income including interest income paid-in-kind, was $28.4 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Total investment income	$19,537	$3,256	$30,364	$4,424
Net expenses	9,130	1,326	14,600	2,636
Net investment income	10,407	1,930	15,764	1,788
Net realized gain on investments	16	—	16	—
Net change in unrealized appreciation/(depreciation) on investments	3,759	905	1,616	911
Net realized gain (loss) on short-term investments	275	(28)	528	(28)
Net increase in Members’ Capital from operations	$14,457	$2,807	$17,924	$2,671

Total investment income

Total investment income for the three months ended June 30, 2023 and 2022 was $19.5 million and $3.3 million, respectively. Total investment income for the six months ended June 30, 2023 and 2022 was $30.4 million and $4.4 million, respectively. The increase in total investment income during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was due to the increase in our portfolio of debt investments, which increased to 28 as of June 30, 2023 compared to nine as of June 30, 2022 in addition to increases in interest rates during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Additionally, other fee income for the three months ended June 30, 2023 and 2022 was $1.8 million and $2.0 thousand, respectively. Other fee income for the six months ended June 30, 2023 and 2022 was $1.9 million and $2.0 thousand, respectively. The increase in other fee income for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily attributable to late closer fees received from investors purchasing Units during the fourth close during the three and six months ended June 30, 2023 that did not occur during the three and six months ended June 30, 2022.

Net investment income

Net investment income for the three months ended June 30, 2023 and 2022 was $10.4 million and $1.9 million, respectively. Net investment income for the six months ended June 30, 2023 and 2022 was $15.8 million and $1.8 million, respectively. The increase in our net investment income during the three and six months ended June 30, 2023 compared the three and six months ended June 30, 2022 was primarily due to the increase in investment income as described above partially offset by an increase to expenses.

Expenses for the three and six months ended June 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Expenses
Interest and credit facility expenses	$3,980	$357	$6,962	$409
Incentive fees	2,556	—	3,163	—
Management fees	1,618	448	2,697	617
Interest expense on repurchase transactions	594	171	951	297
Administrative fees	165	105	304	208
Professional fees	105	106	251	169
Directors’ fees	48	96	147	193
Organizational costs	—	13	—	91
Other expenses	64	30	125	69
Total expenses	9,130	1,326	14,600	2,053
Expense recaptured by Investment Advisor	—	—	—	583
Net expenses	$9,130	$1,326	$14,600	$2,636

Our net expenses for the three months ended June 30, 2023 and 2022 were $9.1 million and $1.3 million, respectively. Our net expenses include management fees attributed to the Adviser of $1.6 million and $0.4 million; and incentive fees of $2.6 million and $0 for the three months ended June 30, 2023 and 2022, respectively.

Our net expenses for the six months ended June 30, 2023 and 2022 were $14.6 million and $2.6 million, respectively. Our net expenses include management fees attributed to the Adviser of $2.7 million and $0.6 million; and incentive fees of $3.2 million and $0 for the six months ended June 30, 2023 and 2022, respectively. There was also an expense recapture of $583 during the six months ended June 30, 2022 due to organizational costs previously reimbursed by the Adviser.

Net expenses increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 due to increases in interest and credit facility expenses caused by a higher weighted average interest rate and higher average outstanding debt balance during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Management fees increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 due to the increase in the size of our portfolio of debt investments as previously described. Incentive fees increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 as the Adviser became eligible to earn incentives fees beginning in October 2022 once we surpassed the 8% hurdle rate.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended June 30, 2023 and 2022 was $3.8 million and $0.9 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Hudson Technologies Company	Term Loan	$(198)	*
Sigmatron International, Inc.	Term Loan	176
Harvey Gulf Holdings, LLC	Term Loan A	180
Lenox Holdings, Inc.	Term Loan	195
Baxters North America, Inc.	Term Loan	208
Red Robin International, Inc.	Term Loan	227
Hoffmaster Group, Inc.	Term Loan	231
Five Star Buyer, Inc.	Term Loan	306
Corcentric, Inc.	Term Loan	345
Florida Marine Transporters, LLC	Term Loan B	379
Follett Higher Education Group, Inc.	Term Loan	379
Del Real, LLC	Term Loan	393
Resco Products, Inc.	Term Loan	648
All others	Various	290
Net change in unrealized appreciation/(depreciation)		$3,759

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended June 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

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

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the six months ended June 30, 2023 and 2022 was $1.6 million and $0.9 million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HOP Energy, LLC	Term Loan	$(750)
Lenox Holdings, Inc.	Term Loan	(456)
Alorica Inc.	Term Loan	(255)
Hudson Technologies Company	Term Loan	(226)	*
Harvey Gulf Holdings, LLC	Term Loan A	201
Baxters North America, Inc.	Term Loan	208
Red Robin International, Inc.	Term Loan	281
Five Star Buyer, Inc.	Term Loan	306
Corcentric, Inc.	Term Loan	345
Follett Higher Education Group, Inc.	Term Loan	345
Florida Marine Transporters, LLC	Term Loan B	368
Resco Products, Inc.	Term Loan	453
Del Real, LLC	Term Loan	657
All others	Various	139
Net change in unrealized appreciation/(depreciation)		$1,616

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the six months ended June 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

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

Net realized gain on investments

During the three months ended June 30, 2023 and 2022 we incurred $16.0 thousand and $0, respectively, in realized gains on investments. During the six months ended June 30, 2023 and 2022 we incurred $16.0 thousand and $0, respectively, in realized gains on investments. The realized gains on investments during the three and six months ended June 30, 2023 was entirely due to our partial disposition of the Del Real, LLC revolver and term loan. We did not have any realized gains on investments during the three and six months ended June 30, 2022 as we did not dispose of any investments during those periods.

Net realized gain (loss) on short-term investments

During the three months ended June 30, 2023 and 2022 we incurred $0.3 million and ($28.0) thousand, respectively, in realized gains (losses) from our short-term investments in government treasuries.

During the six months ended June 30, 2023 and 2022 we incurred $0.5 million and ($28.0) thousand, respectively, in realized gains (losses) from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended June 30, 2023 and 2022 was $14.5 million and $2.8 million, respectively. The increase during the three and six months ended June 30, 2023 compared to the three months ended

June 30, 2022 is primarily attributable to the increases in net investment income and net realized and unrealized gains on investments described above.

Our net increase in Members’ Capital from operations during the six months ended June 30, 2023 and 2022 was $17.9 million and $2.7 million, respectively. The increase during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily attributable to the increases in net investment income and net realized and unrealized gains on investments described above.

Financial Condition, Liquidity and Capital Resources

On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million. On April 3, 2023, the Company completed the fourth closing of the sale of its Common Units pursuant to which the Company sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. We also commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of June 30, 2023 and December 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	June 30, 2023	December 31, 2022
Commitments	$839,011	$736,456
Undrawn commitments	$469,680	$537,269
Percentage of commitments funded	44.0%	27.0%
Units	8,390,110	7,364,560

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

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2023, we were in compliance with such covenants.

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

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2023, the Borrower was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2023 and December 31, 2022 was as follows (amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility – Balance as of June 30, 2023	$200,000	$71,789	$128,211
September 2022 Credit Facility – Balance as of June 30, 2023	$250,000	$250,000	$—
March 2022 Credit Facility – Balance as of December 31, 2022	$200,000	$96,289	$103,711
September 2022 Credit Facility – Balance as of December 31, 2022	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the September 2022 Credit Facility as of June 30, 2023 and December 31, 2022 consisted of $125.0 million and $0, respectively, from the September 2022 Revolving Credit Facility (i.e., revolving line of credit) and $125.0 million and $34.4 million respectively, of Term Loan.

We incurred financing costs of $1.1 million in connection with the March 2022 Credit Facility which were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of June 30, 2023 and December 31, 2022, $0.6 million and $0.6 million, respectively, of such deferred financing costs had yet to be amortized.

We incurred financing costs of $2.1 million in connection with the September 2022 Credit Facility which were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the September 2022 Credit Facility. As of June 30, 2023 and December 31, 2022, $1.9 million and $1.9 million, respectively, of such deferred financing costs had yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2023 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Credit Facilities interest expense	$3,472	$159	$5,798	$160
Undrawn commitment fees	181	91	515	116
Administrative fees	13	12	25	15
Amortization of deferred financing costs	314	95	624	118
Total	$3,980	$357	$6,962	$409
Weighted average interest rate	7.30%	2.93%	7.02%	2.90%
Average outstanding balance	$188,126	$21,392	$164,351	$17,410

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		June 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
BlackRock Coffee Holdings, LLC	October 2023	$—	$—	$4,711	$113
CSAT Holdings LLC	June 2028	4,282	129	—	—
Del Real, LLC	March 2028	4,079	53	—	—
Five Star Buyer, Inc.	February 2028	3,035	73	—	—
Five Star Buyer, Inc.	February 2028	3,035	73	—	—
Hoffmaster Group, Inc.	February 2028	1,583	3	—	—
Red Robin International, Inc.	March 2027	1,566	34	626	30
Rising Pharma Holdings, Inc.	December 2026	1,981	65	1,981	99
Signature Brands, LLC	June 2028	4,416	84	—	—
Sunland Asphalt & Construction, LLC		8,033	211	—	—
Total		$32,010	$725	$7,318	$242

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

Additionally, we may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby we sell to Barclays our short-term investments and concurrently enter into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Barclays Transaction” and together with the Macquarie Transactions, the “Repurchase Transactions”).

These Repurchase Transactions are accounted for as secured borrowings. Accordingly, the investments financed by these Repurchase Transactions remain on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Macquarie and Barclays (the “Repurchase Obligations”). The Repurchase Obligations are presented on our Consolidated Statements of Assets and Liabilities as Repurchase Obligations. The Repurchase Obligations are secured by the respective investment or short-term investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligations is reported on our Consolidated Statements of Operations within Interest expense on repurchase transactions.

During the six months ended June 30, 2023, we entered into Barclays Transactions on January 1, 2023 and April 3, 2023 which settled on January 25, 2023 and April 25, 2023, respectively. During the six months ended June 30, 2022 we entered into a Barclays Transaction on April 1, 2022 which settled on April 25, 2022. Interest expense incurred on the Barclays Transactions was $0.6 million and $30.0 thousand during three months ended June 30, 2023 and 2022, respectively. Interest expense incurred on the Barclays Transactions was $1.0 million and $30.0 thousand during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations with Barclays.

During the three and six months ended June 30, 2023, we did not enter into or settle any Macquarie Transactions.

During the six months ended June 30, 2022, we had Macquarie Transactions that were entered into on February 8, 2022 and March 2, 2022. Such Repurchase Obligations were collateralized by our term loans to Hudson Technologies Company and Rising Pharma Holdings, Inc. Interest under these Repurchase Obligations was calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.0000847 and 0.000092510, as stipulated in the repurchase agreements for Hudson Technologies Company and Rising Pharma Holdings, Inc., respectively. During the three months ended June 30, 2023 and 2022, interest expense associated with the Macquarie Transactions was $0 and $0.1 million, respectively. During the six months ended June 30, 2023 and 2022, interest expense associated with the Macquarie Transactions was $0 and $0.3 million, respectively.

As of June 30, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations with Macquarie.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$19,052	$9,788	$9,264
Up 200 basis points	12,701	6,525	6,176
Up 100 basis points	6,351	3,263	3,088
Down 100 basis points	(6,351)	(3,263)	(3,088)
Down 200 basis points	(12,701)	(6,525)	(6,176)
Down 300 basis points	(19,052)	(9,788)	(9,264)

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

TCW DIRECT LENDING VIII LLC
Date: August 9, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 9, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer