Form 10-Q
period 2023-09-30
TCW Direct Lending VIII LLC
filed 2023-11-08
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended September 30, 2023

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

As of September 30, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 8, 2023 was 9,563,735.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.15% (SOFR + 7.50%, 2.00% Floor)	6.8%	$29,905,102	06/30/28	$28,919,372	$29,307,000
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 13.92% (SOFR + 8.50%, 2.00% Floor)	8.1%	35,610,888	07/31/28	34,449,806	35,041,114
				14.9%			63,369,178	64,348,114
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 11.99% (SOFR + 6.50%, 1.50% Floor)	3.7%	16,267,650	07/31/26	16,123,390	16,202,579
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 12.99% inc PIK (SOFR + 7.50%, 1.75% Floor, 0.50% PIK)	4.3%	19,058,504	06/16/28	18,391,786	18,734,509
				8.0%			34,515,176	34,937,088
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 12.13% (SOFR + 6.50%, 1.00% Floor)	4.4%	18,811,077	03/07/27	18,552,914	18,961,565
				4.4%			18,552,914	18,961,565
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.57% (SOFR + 7.25%, 2.00% Floor)	9.4%	41,480,879	08/01/28	40,478,481	40,609,781
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 12.91% (SOFR + 7.50%, 2.00% Floor)	5.2%	21,953,785	02/24/28	21,742,273	22,436,768
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.67% (SOFR + 8.25%, 1.00% Floor)	3.8%	16,976,627	06/30/27	16,652,947	16,637,094
				18.4%			78,873,701	79,683,643
Energy Equipment & Services
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan A - 12.63% (SOFR + 7.00%, 1.00% Floor)	6.6%	28,265,379	08/10/27	27,883,696	28,434,971
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan B - 12.63% (SOFR + 7.00%, 1.00% Floor)	6.3%	27,237,547	08/10/27	26,569,849	27,237,547
				12.9%			54,453,545	55,672,518
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 12.39% (SOFR + 7.00%, 1.75% Floor)	8.0%	36,567,270	05/31/28	35,662,735	34,629,205
	Del Real, LLC	03/28/23	Term Loan - 12.79% (SOFR + 7.25%, 2.00% Floor)	7.7%	33,682,100	03/28/28	32,647,728	33,446,325
	Signature Brands, LLC	05/05/23	Term Loan - 13.63% inc PIK (SOFR + 8.00%, 1.75% Floor, 1.00% PIK)	7.1%	31,614,734	05/04/28	30,926,344	30,982,439
				22.8%			99,236,807	99,057,969
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 11.68% (SOFR + 6.25%, 2.00% Floor)	6.3%	27,819,555	09/11/28	26,959,711	27,207,525
				6.3%			26,959,711	27,207,525
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 11.73% inc PIK (SOFR + 6.00%, 1.00% Floor, 0.50% PIK)	4.3%	18,999,472	04/29/25	18,754,350	18,771,479
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.42% (SOFR + 7.00%, 1.50% Floor)	4.7%	21,084,791	02/23/28	20,317,270	20,431,162
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.42% (SOFR + 7.00%, 1.50% Floor)	0.2%	710,698	02/23/28	710,698	688,667
	Red Robin International, Inc.	04/11/22	Term Loan - 12.38% (SOFR + 6.50%, 1.00% Floor)	2.7%	11,846,485	03/04/27	11,567,438	11,680,634
				11.9%			51,349,756	51,571,942

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 14.31% (SOFR + 8.75%, 1.00% Floor)	8.5%	$37,883,211	07/08/27	$37,312,266	$36,708,831
				8.5%			37,312,266	36,708,831
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 12.50% (SOFR + 7.00%, 2.00% Floor)	9.3%	40,560,199	05/09/27	40,012,179	40,438,519
				9.3%			40,012,179	40,438,519
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.04% (SOFR + 7.50%, 1.50% Floor)	5.9%	26,426,204	06/16/28	25,804,241	25,474,861
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 12.65% (SOFR + 7.00%, 1.00% Floor)	3.7%	17,082,000	10/03/26	16,696,866	16,193,736
				9.6%			42,501,107	41,668,597
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 13.44% (SOFR + 8.00%, 2.00% Floor)	9.6%	42,320,595	03/17/28	41,260,136	41,812,748
				9.6%			41,260,136	41,812,748
Oil, Gas & Consumable Fuels
	HOP Energy, LLC	06/17/22	Term Loan - 15.63% inc PIK (SOFR + 10.00%, 2.00% Floor, 2.75% PIK)	5.2%	23,587,937	06/17/27	23,240,021	22,550,068
				5.2%			23,240,021	22,550,068
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 12.65% (SOFR + 7.00%, 1.00% Floor)	0.2%	820,236	12/13/26	804,482	803,831
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 12.51% (SOFR + 7.00%, 1.00% Floor)	2.9%	13,010,255	12/13/26	12,724,456	12,750,050
				3.1%			13,528,938	13,553,881
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 12.19% (SOFR + 6.88%, 1.50% Floor)	7.8%	33,858,871	03/02/27	33,429,980	33,723,435
				7.8%			33,429,980	33,723,435
Specialty Retail
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 13.17% (SOFR + 7.75%, 2.00% Floor)	7.1%	30,755,550	02/01/27	30,344,915	30,786,306
				7.1%			30,344,915	30,786,306
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.94% (SOFR + 7.50%, 1.00% Floor)	2.7%	12,053,115	07/18/27	11,872,788	11,703,575
				2.7%			11,872,788	11,703,575

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Term Loan - 11.82% (SOFR + 6.50%, 1.50% Floor)	4.5%	$19,907,031	07/19/28	$19,385,298	$19,389,448
				4.5%			19,385,298	19,389,448
	Total Debt Investments(2)			166.8%			720,198,416	723,775,772
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.26%			22.5%	97,663,836		97,663,836	97,663,836
	Total Cash Equivalents			22.5%	97,663,836		97,663,836	97,663,836
	Total Investments (189.3%)						$817,862,252	$821,439,608
	Net unrealized depreciation on unfunded commitments (0.2%)							(972,923)
	Liabilities in Excess of Other Assets (89.1%)							$(386,499,165)
	Net Assets (100.0%)							$433,967,520

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

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $496,894,671 and $84,110,474, respectively, for the period ended September 30, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2023

	As of September 30,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $720,198 and $304,338, respectively)	$723,776	$304,672
Cash and cash equivalents	98,640	21,852
Short-term investments	—	132,638
Interest receivable	5,160	2,714
Deferred financing costs	1,911	2,016
Receivable for investment sold	624	31
Due from Adviser	—	182
Prepaid and other assets	83	41
Total Assets	$830,194	$464,146
Liabilities
Revolving credit facilities payable	$256,789	$96,289
Term loan (net of $1,363 and $1,181 of deferred financing costs, respectively)	123,637	33,219
Incentive fee payable	7,950	1,873
Interest and credit facility expense payable	4,122	909
Management fees payable	2,162	889
Unrealized depreciation on unfunded commitments	973	242
Directors' fees payable	189	11
Payable for short-term investments purchased	—	132,638
Distribution payable	—	1,500
Other accrued expenses and other liabilities	404	558
Total Liabilities	396,226	268,128
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (9,563,735 and 7,364,560 units issued and outstanding, respectively)	956,374	736,456
Common Unitholders’ undrawn commitment: (9,563,735 and 7,364,560 units issued and outstanding, respectively)	(535,380)	(537,269)
Common Unitholders’ offering costs	(293)	(293)
Common Unitholders’ capital	420,701	198,894
Accumulated earnings (loss)	13,267	(2,876)
Total Members’ Capital	433,968	196,018
Total Liabilities and Members’ Capital	$830,194	$464,146
Net Asset Value Per Unit (accrual base) (Note 10)	$101.36	$99.57

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$24,375	$6,610	$50,988	$11,016
Interest income paid-in-kind	1,329	49	3,155	65
Other fee income	2,239	501	4,164	503
Total investment income	27,943	7,160	58,307	11,584
Expenses
Interest and credit facility expenses	7,049	1,130	14,011	1,539
Incentive fees	2,914	—	6,077	—
Management fees	2,162	750	4,859	1,367
Interest expense on repurchase transactions	198	189	1,149	486
Administrative fees	198	140	502	348
Professional fees	155	94	406	263
Directors’ fees	73	97	220	290
Organizational costs	—	24	—	115
Other expenses	118	26	243	95
Total expenses	12,867	2,450	27,467	4,503
Expense recaptured by Investment Adviser	—	—	—	583
Net expenses	12,867	2,450	27,467	5,086
Net investment income	15,076	4,710	30,840	6,498
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	391	—	407	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	896	(1,387)	2,512	(476)
Net realized gain on short-term investments	148	48	676	20
Net realized and unrealized gain (loss) on investments	1,435	(1,339)	3,595	(456)
Net increase in Members’ Capital from operations	$16,511	$3,371	$34,435	$6,042
Basic and diluted:
Income per unit	$1.73	$0.50	$3.60	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$1	$—	$1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	—	(142)	(142)
Net change in unrealized appreciation/(depreciation) on investments	—	6	6
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	72,893	—	72,893
Offering costs	(240)	—	(240)
Total Increase (Decrease) in Members’ Capital for the three months ended March 31, 2022	72,653	(136)	72,517
Members’ Capital at March 31, 2022	72,654	(136)	72,518
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	1,930	1,930
Net realized loss on investments	—	(28)	(28)
Net change in unrealized appreciation/(depreciation) on investments	—	905	905
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	50,000	—	50,000
Offering costs	(3)	—	(3)
Total Increase in Members’ Capital for the three months ended June 30, 2022	49,997	2,807	52,804
Members’ Capital at June 30, 2022	122,651	2,671	125,322
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	4,710	4,710
Net realized gain on investments	—	48	48
Net change in unrealized appreciation/(depreciation) on investments	—	(1,387)	(1,387)
Distributions to Members from:
Distributable earnings	—	(2,778)	(2,778)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	58,915	—	58,915
Offering costs	(37)	—	(37)
Total Increase in Members’ Capital for the three months ended September 30, 2022	58,878	593	59,471
Members’ Capital at September 30, 2022	$181,529	$3,264	$184,793

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2023	$198,894	$(2,876)	$196,018
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,357	5,357
Net realized gain on investments	—	253	253
Net change in unrealized appreciation/(depreciation) on investments	—	(2,143)	(2,143)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	125,000	—	125,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	125,000	3,467	128,467
Members’ Capital at March 31, 2023	323,894	591	324,485
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	10,407	10,407
Net realized gain on investments	—	291	291
Net change in unrealized appreciation/(depreciation) on investments	—	3,759	3,759
Distributions to Members from:
Distributable earnings	—	(3,467)	(3,467)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	45,144	—	45,144
Total Increase in Members’ Capital for the three months ended June 30, 2023	45,144	10,990	56,134
Members’ Capital at June 30, 2023	$369,038	$11,581	$380,619
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	15,076	15,076
Net realized gain on investments	—	539	539
Net change in unrealized appreciation/(depreciation) on investments	—	896	896
Distributions to Members from:
Distributable earnings	—	(14,825)	(14,825)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	51,663	—	51,663
Total Increase in Members’ Capital for the three months ended September 30, 2023	51,663	1,686	53,349
Members’ Capital at September 30, 2023	$420,701	$13,267	$433,968

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$34,435	$6,042
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(493,740)	(280,180)
Purchases of short-term investments	(266,108)	(158,317)
Interest income paid-in-kind	(3,155)	(65)
Proceeds from sales and paydowns of investments	84,110	23,166
Proceeds from sales of short-term investments	398,746	—
Net realized gain on investments	(407)	—
Change in net unrealized (appreciation)/depreciation on investments	(2,512)	476
Amortization of premium and accretion of discount, net	(2,669)	(484)
Amortization of deferred financing costs	1,009	247
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,446)	(1,859)
(Increase) decrease in receivable for investment sold	(593)	(139)
(Increase) decrease in organizational costs due from related party	—	504
(Increase) decrease in deferred offering costs	—	220
(Increase) decrease in directors' fees due from related party	—	14
(Increase) decrease in other assets due from related party	—	133
(Increase) decrease in due from Adviser	182	—
(Increase) decrease in prepaid and other assets	(42)	(60)
Increase (decrease) in payable for short-term investments purchased	(132,638)	158,317
Increase (decrease) in organizational costs payable to related party	—	(504)
Increase (decrease) offering costs payable to related party	—	(220)
Increase (decrease) incentive fee payable	6,077	—
Increase (decrease) distribution payable	(1,500)	—
Increase (decrease) management fees payable	1,273	1,367
Increase (decrease) interest and credit facility expense payable	3,213	472
Increase (decrease) directors' fees payable to related party	—	(14)
Increase (decrease) directors’ fees payable	178	238
Increase (decrease) other liabilities payable to related party	—	(133)
Increase (decrease) other accrued expenses and other liabilities	(154)	424
Net cash used in operating activities	(376,741)	(250,355)
Cash Flows from Financing Activities
Contribution from Members	221,807	181,808
Distributions to Members from distributable earnings	(18,292)	(2,778)
Offering costs	—	(280)
Deferred financing costs paid	(1,086)	(3,270)
Proceeds from credit facilities	440,100	96,789
Repayment of credit facilities	(189,000)	—
Proceeds from repurchase obligation	—	53,122
Repayment of repurchase obligation	—	(53,122)
Net cash provided by financing activities	453,529	272,269
Net increase in cash and cash equivalents	76,788	21,914
Cash and cash equivalents, beginning of period	21,852	1
Cash and cash equivalents, end of period	$98,640	$21,915
Supplemental and non-cash financing activities
Interest expense paid	$8,964	$705

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

On July 22, 2021 the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also filed an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) and made such an election beginning with the taxable year ending December 31, 2022. The Company is required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement with the Adviser. On the same date, the Company also completed the first closing of the sale of its Common Units (the “Initial Closing Date”) pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377. The Company may continue to accept subscription agreements and issue Units for a period of twelve-months following the Initial Closing Date (the "Closing Period"). On January 6, 2023, the Company's Board of Directors approved a six-month extension of the Closing Period from January 21, 2023 to July 21, 2023. On July 26, 2023, the Company's Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following the Company's initial closing, until January 21, 2024 by a majority vote of the Company's Unitholders.

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

On July 8, 2022, the Company completed the second closing of the sale of its Common Units pursuant to which the Company sold 2,178,280 Common Units for an aggregate offering price of $217,828. On November 14, 2022, the Company completed the third closing of the sale of our Common Units pursuant to which the Company sold 642,500 Common Units for an aggregate offering price of $64,250. On April 3, 2023, the Company completed the fourth closing of the sale of its Common Units pursuant to which the Company sold 1,025,550 Common Units for an aggregate offering price of $102,555. On July 24, 2023, the Company completed the fifth closing of the sale of its Common Units pursuant to which the Company sold 1,173,625 Common Units for an aggregate offering price of $117,363. The additional closings occurred during the 24-month Closing Period. The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

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

September 30, 2023

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

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. If, during the Commitment Period, any Key Person shall fail to devote substantially all of his or her business time to the investment activities of the Company and the Related Entities other than as a result of temporary disability (the occurrence of such event, a “Key Person Departure”), the Company shall provide written notice to Unitholders of such Key Person Departure within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of September 30, 2023, the Company has sold 9,563,735 Units for an aggregate offering price of $956,374. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$956,374	$535,380	44.0%	9,563,735

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

The Recallable Amount as of September 30, 2023 was $0.

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

September 30, 2023

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $504 in organizational costs, of which $0 was expensed during the three and nine months ended September 30, 2023. Since inception, the Company has incurred $293 in offering costs which were charged directly to Members’ Capital during the year ended December 31, 2022.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2023, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. The Company did not hold short-term investments as of September 30, 2023. As of December 31, 2022, short-term investments were comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

September 30, 2023

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

September 30, 2023

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$723,776	$723,776
Cash equivalents	97,664	—	—	97,664
Total	$97,664	$—	$723,776	$821,440

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

September 30, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2023:

	Debt	Equity	Total
Balance, July 1, 2023	$615,303	$—	$615,303
Purchases	159,228	—	159,228
Sales and paydowns of investments	(53,555)	—	(53,555)
Amortization of premium and accretion of discount, net	1,265	—	1,265
Net realized gain	391	—	391
Net change in unrealized appreciation/(depreciation)	1,144	—	1,144
Balance, September 30, 2023	$723,776	$—	$723,776
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2023	$5,849	$—	$5,849

	Debt	Equity	Total
Balance, January 1, 2023	$304,672	$—	$304,672
Purchases, including payments received in-kind	496,895	—	496,895
Sales and paydowns of investments	(84,110)	—	(84,110)
Amortization of premium and accretion of discount, net	2,669	—	2,669
Net realized gain	407	—	407
Net change in unrealized appreciation/(depreciation)	3,243	—	3,243
Balance, September 30, 2023	$723,776	$—	$723,776
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2023	$3,770	$—	$3,770

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2023 and 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$723,776	Income Method	Discount Rate	9.2% to 22.0%	13.5%	Decrease

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

September 30, 2023

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

September 30, 2023

4.
Agreements and Related Party Transactions (Continued)

For the three and nine months ended September 30, 2023, Management Fees incurred were $2,162 and $4,859, respectively, of which $2,162 remained payable as of September 30, 2023. For the three and nine months ended September 30, 2022, Management Fees incurred were $750 and $1,367, respectively, of which $750 remained payable as of September 30, 2022.

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

September 30, 2023

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

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the Company Expenses Limitation (as defined herein). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

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

September 30, 2023

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

September 30, 2023

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
BlackRock Coffee Holdings, LLC	April 2025	$—	$—	$4,711	$113
CG Buyer, LLC	July 2028	3,696	96	—	—
CSAT Holdings LLC	June 2028	3,934	79	—	—
Del Real, LLC	March 2028	4,079	29	—	—
Five Star Buyer, Inc.	February 2028	3,035	94	—	—
Five Star Buyer, Inc.	February 2028	3,035	94	—	—
Hoffmaster Group, Inc.	February 2028	2,096	—	—	—
Jones Industrial Holdings, Inc.	July 2028	8,959	143	—	—
Red Robin International, Inc.	March 2027	1,566	22	626	30
Rising Pharma Holdings, Inc.	December 2026	1,981	40	1,981	99
RPM Purchaser, Inc.	September 2028	7,587	167	—	—
Signature Brands, LLC	March 2025	3,654	73	—	—
Sunland Asphalt & Construction, LLC	June 2028	8,033	136	—	—
Total		$51,655	$973	$7,318	$242

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2023 and 2022, was as follows (See Note 1):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Units at beginning of period	8,390,110	4,543,780	7,364,560	10
Units issued and committed during the period	1,173,625	—	2,199,175	4,543,770
Units issued and committed at end of period	9,563,735	4,543,780	9,563,735	4,543,780

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2023.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2023, the Company was in compliance with such covenants.

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

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2023, the Borrower was in compliance with such covenants.

On August 11, 2023, the Company amended the September 2022 Credit Facility and entered into the Amendment No. 1 to Credit and Security Agreement ("Amendment No. 1"). Amendment No. 1 increased the September 2022 Credit Facility Maximum Commitment from $250,000 to $400,000 which is comprised of $200,000 each of the revolving loan and term loan commitments, respectively. In addition, the term SOFR Adjustment has been deleted and the Facility Margin Level shall be 2.90% per annum.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

7.
Credit Facilities (Continued)

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2023 and December 31, 2022 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility – Balance as of September 30, 2023	$200,000	$169,789	$30,211
September 2022 Credit Facility – Balance as of September 30, 2023	$400,000	$212,000	$38,000
March 2022 Credit Facility – Balance as of December 31, 2022	$200,000	$96,289	$103,711
September 2022 Credit Facility – Balance as of December 31, 2022	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the September 2022 Credit Facility as of September 30, 2023 and December 31, 2022 consisted of $87,000 and $0, respectively, from the September 2022 Revolving Credit Facility (i.e., revolving line of credit) and $125,000 and $34,400, respectively, of Term Loan.

The Company incurred financing costs of $1,190 in connection with the March 2022 Credit Facility of which $1,146 were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of September 30, 2023 and December 31, 2022, $549 and $835, respectively of such deferred financing costs had yet to be amortized.

The Company incurred financing costs of $2,577 in connection with the September 2022 Credit Facility, of which $1,288 was recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and $1,289 was recorded by the Company as a reduction of the Term Loan on its Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the September 2022 Credit Facility. As of September 30, 2023 and December 31, 2022, $1,708 and $2,362, respectively of such deferred financing costs had yet to be amortized.

The Company incurred financing costs of $1,088 in connection with Amendment No. 1, of which $544 was recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and $544 was recorded by the Company as a reduction of the Term Loan on its Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the September 2022 Credit Facility. As of September 30, 2023 and December 31, 2022, $1,017 and $0, respectively of such deferred financing costs had yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of September 30, 2023	As of December 31, 2022
Principal amount outstanding on Term Loan	$125,000	$34,400
Deferred financing costs	(1,363)	(1,181)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$123,637	$33,219

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2023 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

7.
Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Credit Facilities interest expense	$6,523	$850	$12,321	$1,010
Undrawn commitment fees	141	136	656	252
Administrative fees	—	15	25	30
Amortization of deferred financing costs	385	129	1,009	247
Total	$7,049	$1,130	$14,011	$1,539
Weighted average interest rate	7.69%	4.21%	7.36%	3.73%
Average outstanding balance	$331,854	$79,000	$220,799	$47,306

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

During the nine months ended September 30, 2023, the Company entered into Barclays Transactions on January 1, 2023, April 3, 2023 and June 30, 2023 which settled on January 25, 2023, April 25, 2023, and July 5, 2023, respectively. During the nine months ended September 30, 2022 the Company entered into Barclays Transactions on April 1, 2022 and July 1, 2022 which settled on April 25, 2022 and July 25, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations with Barclays.

During the three and nine months ended September 30, 2023, the Company did not enter into or settle any Macquarie Transactions.

During the nine months ended September 30, 2022, the Company had Macquarie Transactions that were entered into on February 8, 2022, March 2, 2022, and April 11, 2022. Such Macquarie Transactions were collateralized by the Company’s term loans to Hudson Technologies Company and Rising Pharma Holdings, Inc. Interest under these Macquarie Transactions was calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.0000847 and 0.000092510, as stipulated in the repurchase agreements for Hudson Technologies Company and Rising Pharma Holdings, Inc., respectively.

As of September 30, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations with Macquarie.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

8.
Repurchase Obligations (Continued)

Interest expense incurred on the Repurchase Obligations during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Barclays Transactions	$198	$186	$1,149	$216
Macquarie Transactions	—	3	—	270
Total Interest Expense on Repurchase Transactions	$198	$189	$1,149	$486

9.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and has also elected to be treated as a RIC under the Code and has made such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of September 30, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2023	December 31, 2022
Cost of investments for federal income tax purposes	$817,862	$455,856
Unrealized appreciation	$6,945	$1,793
Unrealized depreciation	$(4,340)	$(1,459)
Net unrealized appreciation on investments	$2,605	$334

The Company did not have any unrecognized tax benefits as of December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

10.
Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2023 and 2022 is presented below.

	For the nine months ended September 30,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.57	$100.00
Net Increase in Common Unitholder NAV from Prior Year(2)	0.10	—
Income from Investment Operations:
Net investment income	3.22	0.97
Net realized and unrealized gain	0.38	(0.07)
Total income from investment operations	3.60	0.90
Less Distributions:
From net investment income	(1.91)	(0.41)
Offering Costs	—	(0.04)
Total distributions	(1.91)	(0.45)
Net Asset Value Per Unit (accrual base), End of Period	$101.36	$100.45
Unitholder Total Return(3)(4)	10.73%	5.55%
Unitholder IRR before incentive fee(5)	14.75%	7.23%
Unitholder IRR(5)	12.57%	7.23%
Ratios and Supplemental Data:
Members’ Capital, end of period	$433,968	$184,793
Units outstanding, end of period	9,563,735	6,722,060
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(6)	11.18%	5.40%
Expense recaptured (reimbursed) by Investment Advisor(4)	0.00%	0.53%
Ratio of net expenses to average net assets(7)	11.18%	5.93%
Ratio of financing cost to average net assets(4)	4.26%	1.39%
Ratio of net investment income before expense recapture to average net assets(6)	12.55%	8.58%
Ratio of net investment income to average net assets(7)	12.55%	8.06%
Ratio of incentive fees to average net assets(7)	2.47%	0.00%
Credit facility payable	381,789	96,789
Asset coverage ratio	2.14	2.91
Portfolio turnover rate(4)	16.78%	17.58%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2023 and 2022.
(2)
Adjustment to NAV per Unit is attributable to the 1,025,550 Units and 1,173,625 Units issued on April 3, 2023 and July 24, 2023, respectively, at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the nine months ended September 30, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 14.75%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 12.57% through September 30, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized except for organizational costs.
(7)
Annualized except for organizational costs and expenses recaptured by the Adviser.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry;
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

We are an externally managed, closed-end, non-diversified management investment company. On July 22, 2021, we filed an election to be regulated as a BDC under the 1940 Act. We also filed an election to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and have made such an election beginning with the taxable year ending December 31, 2022. As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders.. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. As of September 30, 2023, we have sold 9,563,735 Units for an aggregate offering price of $956.4 million. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

Upon the occurrence of a Key Person Event, and in the event that the Adviser fails to replace the above-referenced individuals in the manner contemplated by the last sentence of this paragraph, the Commitment Period shall be automatically terminated upon such Key Person Event. The Commitment Period will be re-instated upon the vote or written consent of 66 2/3% in interest of the Unitholders. The Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, provided that such replacement has been approved by a majority of the Unitholders (in which case, the approved substitute will be a Key Person in lieu of the person replaced). The determination of whether a Key Person Event has occurred will be made by the Company in accordance with the criteria set out above. If, during the Commitment Period, any Key Person shall fail to devote substantially all of his or her business time to the investment activities of the Company and the Related Entities other than as a result of temporary disability (the occurrence of such event, a “Key Person Departure”), the Company shall provide written notice to Unitholders of such Key Person Departure within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any Person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority of the Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the Person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. If such replacement(s) end the occurrence of a Key Person Event, the Commitment Period will automatically be re-instated.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.5 million in organizational costs, of which $0 was expensed during the three and nine months ended September 30, 2023. Since inception, we have incurred $0.3 million of offering costs which were charged directly to Members’ Capital as of September 30, 2023.

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

Investment Activity

As of September 30, 2023, our portfolio consisted of 30 debt investments and no equity investments. Based on fair values as of September 30, 2023, our portfolio was 100.0% invested in debt investments which primarily consisted of senior secured term loans.

As of December 31, 2022, our portfolio consisted of 16 debt investments and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in debt investments which were all senior secured term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2023:

Industry	Percent of Total Investments
Food Products	14%
Containers & Packaging	11%
Commercial Services & Supplies	9%
Energy Equipment & Services	8%
Hotels, Restaurants & Leisure	7%
Marine Transportation	6%
Machinery	6%
Information Technology Services	6%
Household Durables	5%
Construction & Engineering	5%
Professional Services	4%
Specialty Retail	4%
Ground Transportation	4%
Oil, Gas & Consumable Fuels	3%
Transportation Infrastructure	3%
Construction Materials	2%
Pharmaceuticals	2%
Technology Hardware, Storage and Peripherals	1%
Total	100%

Interest income including interest income paid-in-kind, was $25.7 million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively.

Interest income including interest income paid-in-kind, was $54.1 million and $11.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Total investment income	$27,943	$7,160	$58,307	$11,584
Net expenses	12,867	2,450	27,467	5,086
Net investment income	15,076	4,710	30,840	6,498
Net realized gain on investments	391	—	407	—
Net change in unrealized appreciation/(depreciation) on investments	896	(1,387)	2,512	(476)
Net realized gain on short-term investments	148	48	676	20
Net increase in Members’ Capital from operations	$16,511	$3,371	$34,435	$6,042

Total investment income

Total investment income for the three months ended September 30, 2023 and 2022 was $27.9 million and $7.2 million, respectively. Total investment income for the nine months ended September 30, 2023 and 2022 was $58.3 million and $11.6 million, respectively. The increase in total investment income during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was due to the increase in our portfolio of the number of debt investments, which increased to 30 as of September 30, 2023 compared to 13 as of September 30, 2022 in addition to increases in interest rates during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Additionally, other fee income for the three months ended September 30, 2023 and 2022 was $2.2 million and $0.5 million, respectively. Other fee income for the nine months ended September 30, 2023 and 2022 was $4.2 million and $0.5 million, respectively. The increase in other fee income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily attributable to late closer fees received from investors purchasing Units during the fourth close during the three and nine months ended September 30, 2023 that did not occur during the three and nine months ended September 30, 2022.

Net investment income

Net investment income for the three months ended September 30, 2023 and 2022 was $15.1 million and $4.7 million, respectively. Net investment income for the nine months ended September 30, 2023 and 2022 was $30.8 million and $6.5 million, respectively. The increase in our net investment income during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to the increase in investment income as described above partially offset by an increase to expenses.

Expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Expenses
Interest and credit facility expenses	$7,049	$1,130	$14,011	$1,539
Incentive fees	2,914	—	6,077	—
Management fees	2,162	750	4,859	1,367
Interest expense on repurchase transactions	198	189	1,149	486
Administrative fees	198	140	502	348
Professional fees	155	94	406	263
Directors’ fees	73	97	220	290
Organizational costs	—	24	—	115
Other expenses	118	26	243	95
Total expenses	12,867	2,450	27,467	4,503
Expense recaptured by Investment Advisor	—	—	—	583
Net expenses	$12,867	$2,450	$27,467	$5,086

Our net expenses for the three months ended September 30, 2023 and 2022 were $12.9 million and $2.5 million, respectively. Our net expenses include management fees attributed to the Adviser of $2.2 million and $0.8 million; and incentive fees of $2.9 million and $0 for the three months ended September 30, 2023 and 2022, respectively.

Our net expenses for the nine months ended September 30, 2023 and 2022 were $27.5 million and $5.1 million, respectively. Our net expenses include management fees attributed to the Adviser of $4.9 million and $1.4 million; and incentive fees of $6.1 million and $0 for the nine months ended September 30, 2023 and 2022, respectively. There was also an expense recapture of $583 during the nine months ended September 30, 2022 due to organizational costs previously reimbursed by the Adviser.

Net expenses increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 due to increases in interest and credit facility expenses caused by a higher weighted average interest rate and higher average outstanding debt balance during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Management fees increased during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 due to the increase in the size of our portfolio of debt investments as previously described. Incentive fees increased during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 as the Adviser became eligible to earn incentives fees beginning in October 2022 once we surpassed the 8% hurdle rate. Interest expense on repurchase transactions increased during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 due to increases in interest rates during the current periods as compared to the previous periods.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended September 30, 2023 and 2022 was $0.9 million and ($1.4) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Baxters North America, Inc.	Term Loan	$(1,241)
Triarc Tanks Bidco, LLC	Term Loan	(511)
Mark Andy, Inc.	Term Loan	(324)
Hudson Technologies Company	Term Loan	(245)	*
HOP Energy, LLC	Term Loan	202
Harvey Gulf Holdings, LLC	Term Loan A	213
CSAT Holdings LLC	Term Loan	234	*
RPM Purchaser, Inc.	Term Loan B	248	*
Resco Products, Inc.	Term Loan	357
Hoffmaster Group, Inc.	Term Loan	513
Alorica Inc.	Term Loan	551
Jones Industrial Holdings, Inc.	Term Loan	591	*
All others	Various	308
Net change in unrealized appreciation/(depreciation)		$896

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended September 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

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

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the nine months ended September 30, 2023 and 2022 was $2.5 million and ($0.5) million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Baxters North America, Inc.	Term Loan	$(1,034)
Triarc Tanks Bidco, LLC	Term Loan	(645)
HOP Energy, LLC	Term Loan	(549)
Lenox Holdings, Inc.	Term Loan	(529)
Hudson Technologies Company	Term Loan	(471)	*
Mark Andy, Inc.	Term Loan	(329)
Rising Pharma Holdings, Inc.	Term Loan	338
Sunland Asphalt & Construction, LLC	Term Loan B	343
Red Robin International, Inc.	Term Loan	353
CSAT Holdings LLC	Term Loan	388	*
Harvey Gulf Holdings, LLC	Term Loan A	414
Corcentric, Inc.	Term Loan	426
Follett Higher Education Group, Inc.	Term Loan	499
Florida Marine Transporters, LLC	Term Loan B	553
Jones Industrial Holdings, Inc.	Term Loan	591	*
Hoffmaster Group, Inc.	Term Loan	694
Del Real, LLC	Term Loan	799	*
Resco Products, Inc.	Term Loan	810
All others	Various	(139)
Net change in unrealized appreciation/(depreciation)		$2,512

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

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

Net realized gain on investments

During the three months ended September 30, 2023 and 2022 we incurred $0.4 million and $0, respectively, in realized gains on investments. During the nine months ended September 30, 2023 and 2022 we incurred $0.4 million and $0, respectively, in realized gains on investments. We did not have any realized gains on investments during the three and nine months ended September 30, 2022 as we did not dispose of any investments during those periods.

Our realized gain on investments for the three months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Jones Industrial Holdings, Inc.	Term Loan	$129
Signature Brands, LLC	Term Loan	70
The HC Companies, Inc.	Term Loan	64
CSAT Holdings LLC	Term Loan	59
RPM Purchaser, Inc.	Term Loan B	37
All others	Various	32
Net realized loss		$391

Our realized gain on investments for the nine months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Jones Industrial Holdings, Inc.	Term Loan	$129
Signature Brands, LLC	Term Loan	70
The HC Companies, Inc.	Term Loan	64
CSAT Holdings LLC	Term Loan	59
RPM Purchaser, Inc.	Term Loan B	37
All others	Various	48
Net realized loss		$407

Net realized gain on short-term investments

During the three months ended September 30, 2023 and 2022 we incurred $0.1 million and $48.0 thousand, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2023 and 2022 we incurred $0.7 million and $20.0 thousand, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended September 30, 2023 and 2022 was $16.5 million and $3.4 million, respectively. Our net increase in Members’ Capital from operations during the nine months ended September 30, 2023 and 2022 was $34.4 million and $6.0 million, respectively. The increase during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 is primarily attributable to the increases in net investment income and net realized and unrealized gains on investments described above.

Financial Condition, Liquidity and Capital Resources

On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. We also commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of September 30, 2023 and December 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	September 30, 2023	December 31, 2022
Commitments	$956,374	$736,456
Undrawn commitments	$535,380	$537,269
Percentage of commitments funded	44.0%	27.0%
Units	9,563,735	7,364,560

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

The March 2022 Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The March 2022 Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2023, we were in compliance with such covenants.

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

Under the September 2022 Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The September 2022 Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2023, the Borrower was in compliance with such covenants.

On August 11, 2023, we amended the September 2022 Credit Facility and entered into the Amendment No. 1 to Credit and Security Agreement ("Amendment No. 1"). Amendment No. 1 increased the September 2022 Credit Facility Maximum Commitment from $250 million to $400 million which is comprised of $200 million each of the revolving loan and term loan commitments, respectively. In addition, the term SOFR Adjustment has been deleted and the Facility Margin Level shall be 2.90% per annum.

Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2023 and December 31, 2022 was as follows (amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
March 2022 Credit Facility – Balance as of September 30, 2023	$200,000	$169,789	$30,211
September 2022 Credit Facility – Balance as of September 30, 2023	$400,000	$212,000	$38,000
March 2022 Credit Facility – Balance as of December 31, 2022	$200,000	$96,289	$103,711
September 2022 Credit Facility – Balance as of December 31, 2022	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the September 2022 Credit Facility as of September 30, 2023 and December 31, 2022 consisted of $87.0 million and $0, respectively, from the September 2022 Revolving Credit Facility (i.e., revolving line of credit) and $125.0 million and $34.4 million respectively, of Term Loan.

We incurred financing costs of $1.1 million in connection with the March 2022 Credit Facility which were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the March 2022 Credit Facility. As of September 30, 2023 and December 31, 2022, $0.5 million and $0.8 million, respectively, of such deferred financing costs had yet to be amortized.

We incurred financing costs of $2.6 million in connection with the September 2022 Credit Facility, of which $1.3 million was recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and $1.3 million was recorded by us as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the September 2022 Credit Facility. As of September 30, 2023 and December 31, 2022, $1.7 million and $2.4 million, respectively, of such deferred financing costs had yet to be amortized.

We incurred financing costs of $1.1 million in connection with Amendment No. 1, of which $0.5 million was recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and $0.5 million was recorded by us as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the September 2022 Credit Facility. As of September 30, 2023 and December 31, 2022, $1.0 million and $0, respectively of such deferred financing costs had yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2023 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Credit Facilities interest expense	$6,523	$850	$12,321	$1,010
Undrawn commitment fees	141	136	656	252
Administrative fees	—	15	25	30
Amortization of deferred financing costs	385	129	1,009	247
Total	$7,049	$1,130	$14,011	$1,539
Weighted average interest rate	7.69%	4.21%	7.36%	3.73%
Average outstanding balance	$331,854	$79,000	$220,799	$47,306

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		September 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
BlackRock Coffee Holdings, LLC	April 2025	$—	$—	$4,711	$113
CG Buyer, LLC	July 2028	3,696	96	—	—
CSAT Holdings LLC	June 2028	3,934	79	—	—
Del Real, LLC	March 2028	4,079	29	—	—
Five Star Buyer, Inc.	February 2028	3,035	94	—	—
Five Star Buyer, Inc.	February 2028	3,035	94	—	—
Hoffmaster Group, Inc.	February 2028	2,096	—	—	—
Jones Industrial Holdings, Inc.	July 2028	8,959	143	—	—
Red Robin International, Inc.	March 2027	1,566	22	626	30
Rising Pharma Holdings, Inc.	December 2026	1,981	40	1,981	99
RPM Purchaser, Inc.	September 2028	7,587	167	—	—
Signature Brands, LLC	March 2025	3,654	73	—	—
Sunland Asphalt & Construction, LLC	June 2028	8,033	136	—	—
Total		$51,655	$973	$7,318	$242

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

During the nine months ended September 30, 2023, we entered into Barclays Transactions on January 1, 2023, April 3, 2023 and June 30, 2023 which settled on January 25, 2023, April 25, 2023, and July 5, 2023, respectively. During the nine months ended September 30, 2022 we entered into a Barclays Transaction on April 1, 2022, July 1, 2022, and October 3, 2022 which settled on April 25, 2022, July 25, 2022, and October 25, 2022, respectively. As of September 30, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations with Barclays.

During the three and nine months ended September 30, 2023, we did not enter into or settle any Macquarie Transactions.

During the nine months ended September 30, 2022, we had Macquarie Transactions that were entered into on February 8, 2022 and March 2, 2022. Such Macquarie Transactions were collateralized by our term loans to Hudson Technologies Company and Rising Pharma Holdings, Inc. Interest under these Macquarie Transactions was calculated as the product of (i) the difference in days between the trade date and the settlement date of the Macquarie Transaction and (ii) 0.0000847 and 0.000092510, as stipulated in the repurchase agreements for Hudson Technologies Company and Rising Pharma Holdings, Inc., respectively.

As of September 30, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations with Macquarie.

Interest expense incurred on the Repurchase Obligations during the three and nine months ended September 30, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Barclays Transactions	$198	$186	$1,149	$216
Macquarie Transactions	—	3	—	270
Total Interest Expense on Repurchase Transactions	$198	$189	$1,149	$486

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$22,391	$11,613	$10,778
Up 200 basis points	14,928	7,742	7,186
Up 100 basis points	7,464	3,871	3,593
Down 100 basis points	(7,464)	(3,871)	(3,593)
Down 200 basis points	(14,928)	(7,742)	(7,186)
Down 300 basis points	(22,391)	(11,613)	(10,778)

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

3.4

Amendment to Amended and Restated Limited Liability Company Agreement, dated July 26, 2023 (incorporated by reference to Exhibit 3.6 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 3, 2023)

10.1

Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.2

Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.3

Revolving Credit Agreement, dated as of March 8, 2022, among TCW Direct Lending VIII LLC, as borrower, and PNC Bank National Association, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2022)

10.4

Credit and Security Agreement, dated as of September 13, 2022, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference from the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022).

10.5*

Amendment No. 1 to Credit and Security Agreement, dated as of August 11, 2023, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator

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

TCW DIRECT LENDING VIII LLC
Date: November 8, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 8, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer