Form 10-K
period 2023-12-31
TCW Direct Lending VIII LLC
filed 2024-03-27
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of December 31, 2023, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 27, 2024 was 12,745,660.

Documents Incorporated by Reference

TCW Direct Lending VIII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2023, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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
•
interest rate volatility could adversely affect our results, particularly to the extent we use leverage as part of our investment strategy;
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
•
the adequacy of our financing sources and working capital, including our ability to generate sufficient cash to pay our operating expenses;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward- looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

“TCW Direct Lending VIII LLC,” “Company,” “we,” “us,” and “our” refers to TCW Direct Lending VIII LLC, a Delaware limited liability company.

The “Adviser” refers to TCW Asset Management Company LLC, a Delaware limited liability company.

Item 1. Business.

(a) General Development of Business

We were formed on September 3, 2020 as a limited liability company under the laws of the State of Delaware. We conducted a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). On May 27, 2021 (“Inception Date”), we sold and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company LLC (“TAMCO”). On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million.

On January 6, 2023, our board of directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. As of December 31, 2023, we have sold 10,709,060 Units for an aggregate offering price of $1.1 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

We are an externally managed, closed-end, non-diversified management investment company. On July 22, 2021, we filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). On October 16, 2023, we filed an election to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that will use the same investment strategy employed by the Private Credit Group over the past 23 years.

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment, in combination with a debt investment. Our investments are in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is between $20 million and $150 million. The general maturity and duration for our investments is approximately five years. We focus our investments in portfolio companies in a variety of industries. While we focus on investments in middle market companies, we may invest in larger or smaller companies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $210 billion of assets as of December 31, 2023. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including TCW Direct Lending LLC and TCW Direct Lending VII LLC (together with their five predecessor funds, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

The Private Credit Group

The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group launched the Company as its eighth Direct Lending Fund. The Private Credit Group is led by Richard Miller and currently includes a group of 26 investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

We employ the investment approach and strategy the Private Credit Group developed and implemented over the past 23 years of investing in the middle markets. The approach focuses on the fundamental objectives of preserving capital and generating attractive risk-adjusted returns.

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

The Advisory Agreement was approved by our board of directors at the initial board meeting. On November 8, 2023, the Advisory Agreement was reapproved by our board of directors. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

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

Administration Agreement

We entered into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC ("TAMCO" or the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. On November 8, 2023, the Administration Agreement was reapproved by our board of directors. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records and otherwise assist with our compliance with BDC and RIC rules, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Unitholders and reports and other materials to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value, oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator, subject to review of our board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

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

Closing Period

The first date on which we began accepting Subscription Agreements and issue Units to persons not affiliated with the Adviser is referred to as the “Initial Closing Date.” On May 27, 2021 (“Inception Date”), we sold and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TAMCO. On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million.

On January 6, 2023, our board of directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. As of December 31, 2023 we have sold 10,709,060 Units for an aggregate offering price of $1.1 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics on the Adviser’s website at www.TCW.com or by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. In recent years the U.S. Federal Reserve Board (the “Fed”) increased interest rates from historically low levels in an effort to cause inflation levels to align with the Fed's long-term inflation target, but those rates have appeared to stabilize somewhat more recently and might be lowered in the coming year. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

•
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
•
A bankruptcy court may restructure the payment obligations under debt securities so as to reduce the amount to which we would be entitled.
•
The court might discharge the amount of a loan we make that exceeds the value of the collateral securing the loan. The court could subordinate our rights to the rights of other creditors of the borrower under applicable law.
•
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
•
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

Under an applicable SEC rule, BDCs that use over a certain level of derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Cybersecurity Risks and Cyber Incidents. Our business depends on the communications and information systems of our Adviser and its affiliates, our portfolio companies and third-party service providers. These systems are subject to potential cybersecurity attacks and incidents, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. Cyber hacking could also cause significant disruption and harm to the companies in which we invest. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our unitholders.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers. In addition, we and the Adviser currently or in the future are expected to routinely transmit and receive confidential and proprietary information by email and other electronic means. We and the Adviser may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.

In addition, we, the Adviser and many of our third-party service providers currently have work from home policies. Such a policy of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us or our Adviser will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on our business, results of operations and financial condition of us and of our portfolio companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Adviser’s cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: The Adviser has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Adviser’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.
•
Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
•
Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Adviser maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Adviser’s cybersecurity systems.
•
Education and Awareness: The Adviser provides regular, mandatory training for all levels of personnel regarding cybersecurity threats as a means to equip the Adviser’s personnel with effective tools to address cybersecurity threats, and to communicate the Adviser’s evolving information security policies, standards, processes, and practices.

The Adviser conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Adviser’s employees. The results of such assessments and reviews are evaluated by management and reported to the Board, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board, in coordination with the Adviser, oversees the Company’s risk management program, including the management of cybersecurity threats. The Board receives regular updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company’. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

The Adviser has established an internal working group that includes relevant representation from senior management including the CCO, COO and CISO who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through ongoing communication with these teams, the CISO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Board when appropriate.

The CISO has served in various roles in information technology and information security for many years and holds relevant professional certifications. The Adviser’s COO and CCO each hold educational and professional degrees in their respective fields, and each has numerous years of experience managing risk at the Company and at similar companies, including assessing cybersecurity threats.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2023, we have begun accepting subscription agreements from investors for the private sale of our Common Units. On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million.

As of December 31, 2023, we have issued and sold 10,709,060 Units at an aggregate purchase price of $1.1 billion to our investors including 10 units issued and outstanding to TAMCO. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

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

On May 27, 2021 (“Inception Date”), the we and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company (“TAMCO”). On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million.

On January 6, 2023, our board of directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million.

As of December 31, 2023, we have sold 10,709,060 Units for an aggregate offering price of $1.1 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of payment-in-kind ("PIK") interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $29.0 thousand was expensed during the year ended December 31, 2023. Since inception, we have incurred $0.3 million of offering costs which were charged directly to Members’ Capital as of December 31, 2023.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), generally includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Investment Activity

As of December 31, 2023, our portfolio consisted of 32 debt investments and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were mostly senior, secured term loans.

As of December 31, 2022, our portfolio consisted of 16 debt investments and no equity investments. Based on fair values as of December 31, 2022, our portfolio was 100.0% invested in debt investments which were mostly senior, secured term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2023:

Industry	Percent of Total Investments
Food Products	14%
Containers & Packaging	11%
Commercial Services & Supplies	9%
Specialty Retail	9%
Hotels, Restaurants & Leisure	7%
Energy Equipment & Services	5%
Machinery	6%
Information Technology Services	5%
Marine Transportation	5%
Household Durables	5%
Construction & Engineering	4%
Professional Services	4%
Ground Transportation	4%
Oil, Gas & Consumable Fuels	3%
Transportation Infrastructure	3%
Construction Materials	3%
Pharmaceuticals	2%
Technology Hardware, Storage and Peripherals	1%
Total	100%

Interest income including interest income paid-in-kind, was $83.6 million and $20.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Results of Operations

Our operating results for the years ended December 31, 2023 and December 31, 2022 were as follows (dollar amounts in thousands):

	For the year ended December 31,
	2023	2022
Total investment income	$87,864	$21,210
Net expenses	41,026	10,488
Net investment income	46,838	10,722
Net realized gain (loss) on investments	412	(4)
Net change in unrealized appreciation/(depreciation) on investments	3,696	92
Net realized gain on short-term investments	676	97
Net increase in Members’ Capital from operations	$51,622	$10,907

Total investment income

Total investment income for the years ended December 31, 2023 and December 31, 2022 was $87.9 million and $21.2 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022
Interest income	$79,739	$19,702
Interest income paid-in-kind	3,832	561
Other fee income	4,293	947
Total investment income	$87,864	$21,210

The increase in total investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to the increase in our portfolio of the number of debt investments, which increased to 32 as of December 31, 2023 compared to 16 as of December 31, 2022 in addition to increases in interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022. Additionally, other fee income for the years ended December 31, 2023 and December 31, 2022 was $4.3 million and $0.9 million, respectively. The increase in other fee income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to late closer fees received from investors purchasing Units during the fourth, fifth, and sixth closes during the year ended December 31, 2023 that did not occur during the year ended December 31, 2022.

Net investment income

Net investment income for the years ended December 31, 2023 and December 31, 2022 was $46.8 million and $10.7 million, respectively. The increase in our net investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the increase in investment income as described above partially offset by an increase to expenses.

Expenses for the years ended December 31, 2023 and December 31, 2022 were as follows (dollar amounts in thousands):

	For the year ended December 31,
	2023	2022
Expenses
Interest and credit facilities expenses	$21,705	$3,709
Incentive fees	9,106	1,873
Management fees	7,214	2,256
Interest expense on repurchase transactions	1,149	780
Administrative fees	705	476
Professional fees	555	345
Directors’ fees	301	362
Organizational costs	29	158
Other expenses	340	128
Total expenses	41,104	10,087
Expenses recaptured by related party	—	583
Expenses reimbursed by Adviser	(78)	(182)
Net expenses	$41,026	$10,488

Our net expenses for the years ended December 31, 2023 and December 31, 2022 were $41.0 million and $10.5 million, respectively. Our net expenses include management fees attributed to the Adviser of $7.2 million and $2.3 million; and incentive fees of $9.1 million and $1.9 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Net expenses increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to increases in interest and credit facility expenses caused by a higher weighted average interest rate and higher average outstanding debt balance during the year ended December 31, 2023 compared to the year ended December 31, 2022. Management fees increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the increase in the size of our portfolio of debt investments as previously described. Incentive fees increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 as the Adviser became eligible to earn incentives fees beginning in October 2022 once we surpassed the 8% hurdle rate. Interest expense on repurchase transactions increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to increases in interest rates during the current year as compared to the previous year.

Net realized gain/(loss) on investments

Our net realized gain/(loss) on investments for the years ended December 31, 2023 and December 31, 2022 was $0.4 million and ($3.6) thousand, respectively. Our net realized gain/loss on investments during the year ended December 31, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain
Jones Industrial Holdings, Inc.	Term Loan	$129
Signature Brands, LLC	Term Loan	70
The HC Companies, Inc.	Term Loan	64
CSAT Holdings LLC	Term Loan	59
All others	Various	90
Net realized gain		$412

Our net realized loss during the year ended December 31, 2022 was entirely due to the partial disposition of our term loans to Hudson Technologies Company.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the years ended December 31, 2023 and December 31, 2022 was $3.7 million and $0.1 million, respectively. Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Del Real, LLC	Term Loan	$1,142
Jones Industrial Holdings, Inc.	Term Loan	1,129
Hoffmaster Group, Inc.	Term Loan	743
Resco Products, Inc.	Term Loan	639
Florida Marine Transporters, LLC	Term Loan B	613
Sunland Asphalt & Construction, LLC	Term Loan B	573
CSAT Holdings LLC	Term Loan	483
Corcentric, Inc.	Term Loan	426
Red Robin International, Inc.	Term Loan	404
Hudson Technologies Company	Term Loan	(471)
Triarc Tanks Bidco, LLC	Term Loan	(1,036)
Baxters North America, Inc.	Term Loan	(1,121)
All others	Various	172
Net change in unrealized appreciation/(depreciation)		$3,696

Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Harvey Gulf Holdings, LLC	Term Loan	$941
Hudson Technologies Company	Term Loan	471
Resco Products Inc.	Term Loan	(401)
Rising Pharma Holdings, Inc.	Term Loan	(312)
HOP Energy, LLC	Term Loan	(239)
All others	Various	(368)
Net change in unrealized appreciation/(depreciation)		$92

Net realized gain on short-term investments

During the years ended December 31, 2023 and December 31, 2022 we incurred $0.7 million and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the years ended December 31, 2023 and December 31, 2022 was $51.6 million and $10.9 million. The increase during the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily attributable to the increases in net investment income and net realized and unrealized gains on investments described above.

Financial Condition, Liquidity and Capital Resources

On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. We also commenced operations during the three months ended March 31, 2022. We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of December 31, 2023 and December 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Commitments	$1,070,906	$736,456
Undrawn commitments	$599,495	$537,269
Percentage of commitments funded	44.0%	27.0%
Units	10,709,060	7,364,560

On March 8, 2022, we entered into a senior secured revolving credit facility (the “Subscription Based Credit Facility” fka the “March 2022 Credit Facility”) among us, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The Subscription Based Credit Facility provides for a revolving credit line of up to $200.0 million (the “Subscription Based Credit Facility Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Subscription Based Credit Facility Borrowing Base”) and (ii) the Subscription Based Credit Facility Maximum Commitment. The Subscription Based Credit Facility has an initial commitment of $200.0 million and may be periodically increased in amounts designated by us, up to an aggregate amount of $400.0 million. The maturity date of the Subscription Based Credit Facility is March 7, 2025, unless such date is extended at our option for a term of up to 12 months after the maturity date. Borrowings under the Subscription Based Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2023, we were in compliance with such covenants.

On September 13, 2022, TCW DL VIII Financing LLC (the “Borrower” or “TCW DL VIII Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of ours entered into a senior secured credit facility (the “Asset Based Credit Facility” fka the “September 2022 Credit Facility” and together with the

Subscription Based Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement with PNC, as facility agent, the lenders from time to time party thereto, U.S. Bank National Association, as custodian, and Alter Domus (US) LLC, as collateral agent and collateral administrator.

The Asset Based Credit Facility provides for an aggregate principal amount of up to $250.0 million of revolving and term loans (the “Asset Based Credit Facility Maximum Commitment”), subject to compliance with a borrowing base (the “Asset Based Credit Facility Borrowing Base”). The Asset Based Credit Facility Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $800.0 million, subject to lender consent and obtaining commitments for the increase. Under the Asset Based Credit Facility, the Borrower may make borrowings of (i) revolving loans (the “Asset Based Revolving Credit Facility” fka the “September 2022 Revolving Credit Facility” and together with the Subscription Based Credit Facility, the “Revolving Credit Facilities”) during the period commencing September 13, 2022 and ending on September 13, 2025 and (ii) term loans (the “Term Loan”) during the period commencing September 13, 2022 and ending on September 13, 2023, unless, in the case of (i) and (ii), there is an earlier termination of the Asset Based Credit Facility or event of default thereunder. The Asset Based Credit Facility will mature on September 13, 2027. Borrowings under the Asset Based Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) a SOFR reference rate plus the facility margin of 2.25% per annum or (ii) the Base Rate plus the facility margin of 2.25% per annum.

The Borrower’s obligations under the Asset Based Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans which will be contributed by us to the Borrower in exchange for 100% of the membership interest of the Borrower and any payments received in respect of such loans. We may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the Asset Based Credit Facility.

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2023, the Borrower was in compliance with such covenants.

On August 11, 2023, we amended the Asset Based Credit Facility and entered into the Amendment No. 1 to Credit and Security Agreement ("Amendment No. 1"). Amendment No. 1 increased the Asset Based Credit Facility Maximum Commitment from $250 million to $400 million which is comprised of $200 million each of the revolving loan and term loan commitments, respectively. In addition, the term SOFR Adjustment has been deleted and the Facility Margin Level shall be 2.90% per annum.

Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of December 31, 2023 and 2022 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
Subscription Based Credit Facility – December 31, 2022	$200,000	$96,289	$103,711
Asset Based Credit Facility – December 31, 2022	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the Asset Based Credit Facility as of December 31, 2023 and December 31, 2022 consisted of $0 and $0, respectively, from the September 2022 Revolving Credit Facility (i.e., revolving line of credit) and $200.0 million and $34.4 million respectively, of Term Loan.

We incurred financing costs of $1.1 million in connection with the Subscription Based Credit Facility were recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the term of the Subscription Based Credit Facility. As of December 31, 2023 and December 31, 2022, $0.5 million and $0.8 million, respectively, of such deferred financing costs had yet to be amortized.

We incurred financing costs of $2.6 million in connection with the Asset Based Credit Facility, of which $1.3 million was recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and $1.3 million was recorded by us as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility. As of December 31, 2023 and December 31, 2022, $1.5 million and $2.4 million, respectively, of such deferred financing costs had yet to be amortized.

We incurred financing costs of $1.1 million in connection with Amendment No. 1, of which $0.5 million was recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and $0.5 million was recorded by us as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility. As of December 31, 2023 and December 31, 2022, $0.9 million and $0.0, respectively, of such deferred financing costs had yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2023 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our details; credit, market and liquidity risk and events; financial health of us; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2023 and December 31, 2022 was as follows (dollar amounts in thousands):

	Year ended December 31,
	2023	2022
Credit facilities interest expense	$19,278	$2,408
Undrawn commitment fees	887	679
Administrative fees	25	56
Amortization of deferred financing costs	1,515	566
Total	$21,705	$3,709
Weighted average interest rate	7.51%	4.60%
Average outstanding balance	$253,114	$63,251

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2023 and December 31, 2022 (dollar amounts in thousands):

		December 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	October 2023	$—	$—	$4,711	$113
CG Buyer, LLC	July 2025	3,696	111	—	—
CSAT Holdings LLC	June 2028	3,934	59	—	—
D&D Buyer, LLC	October 2025	8,075	162	—	—
D&D Buyer, LLC	October 2028	2,307	46	—	—
Del Real, LLC	March 2028	4,079	—	—	—
Five Star Buyer, Inc.	May 2024	3,035	112	—	—
Five Star Buyer, Inc.	February 2028	3,035	112	—	—
Hoffmaster Group, Inc.	February 2028	2,096	—	—	—
Jones Industrial Holdings, Inc.	February 2025	8,959	—	—	—
Red Robin International, Inc.	March 2027	1,566	13	626	30
Rising Pharma Holdings, Inc.	December 2026	1,981	44	1,981	99
RPM Purchaser, Inc.	September 2025	7,587	121	—	—
Signature Brands, LLC	March 2025	3,654	117	—	—
Sunland Asphalt & Construction, LLC	December 2024	8,033	24	—	—
Total		$62,037	$921	$7,318	$242

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

During the year ended December 31, 2023 and 2022, we entered into Barclays Transactions. As of December 31, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations with Barclays.

During the year ended December 31, 2023, we did not enter into or settle any Macquarie Transactions.

During the year ended December 31, 2022, we had Macquarie Transactions.

As of December 31, 2023 and December 31, 2022, we had no outstanding Repurchase Obligations with Macquarie.

Interest expense incurred on the Repurchase Obligations during the years ended December 31, 2023 and December 31, 2022 was as follows (dollar amounts in thousands):

	For the year ended December 31,
	2023	2022
Barclays Transactions	$1,149	$510
Macquarie Transactions	—	270
Total Interest expense on repurchase transactions	$1,149	$780

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of December 31, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our December 31, 2023 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$22,932	$11,248	$11,684
Up 200 basis points	15,288	7,498	7,790
Up 100 basis points	7,644	3,749	3,895
Down 100 basis points	(7,644)	(3,749)	(3,895)
Down 200 basis points	(15,288)	(7,498)	(7,790)
Down 300 basis points	(22,932)	(11,248)	(11,684)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

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

3.4

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement, dated May 24, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2022)

3.5*	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement, dated January 6, 2023

3.6

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement, dated July 26, 2023 (incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 3, 2023)

3.7

Amendment No. 4 to Amended and Restated Limited Liability Company Agreement, dated February 16, 2024 (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2024)

10.1

Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.2

Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.3

Revolving Credit Agreement, dated as of March 8, 2022, among TCW Direct Lending VIII LLC, as borrower, and PNC Bank National Association, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2022)

10.4

Credit and Security Agreement, dated as of September 13, 2022, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference from the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022)

10.5

Amendment No. 1 to Credit and Security Agreement, dated as of August 11, 2023, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.5 the Company's Quarterly Report on form 10-Q filed on November 8, 2023)

10.6*

Amendment No. 2 to Credit and Security Agreement, dated as of February 2, 2024, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator

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

TCW DIRECT LENDING VIII LLC

Date: March 27, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 27, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 27, 2024	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 27, 2024	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 27, 2024	By:	/s/ Sheila A. Finnerty
Sheila A. Finnerty
Director

Date: March 27, 2024	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 27, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Schedule of Investments as of December 31, 2023 and 2022	F-4
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	F-10
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 and from May 27, 2021 (Inception) to December 31, 2021	F-11
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2023 and 2022 and from May 27, 2021 (Inception) to December 31, 2021	F-12
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-13
Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VIII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VIII LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations and changes in members’ capital for the year ended December 31, 2023 and 2022, and for the period from May 27, 2021 (inception) to December 31, 2021, the related consolidated statement of cash flows and the financial highlights for the year ended December 31, 2023 and 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, the results of its operations and changes in members’ capital for the year ended December 31, 2023 and 2022, and for the period from May 27, 2021 (inception) to December 31, 2021, and the result of its cash flows and the financial highlights for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt securities, which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $742,916,127 as of December 31, 2023.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and internal assumptions and the weighting of the available pricing inputs in determining the fair value of these investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•
We obtained an understanding of the techniques, valuation models, internal assumptions, and weighting for the unobservable inputs used to derive the pricing information as part of the procedures to test the fair value estimates.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.
•
We utilized fair value specialists to assist in validating the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the internal assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

March 27, 2024

We have served as the Company’s auditor since 2021.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments

As of December 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.11% (SOFR + 7.50%, 2.00% Floor)	6.4%	$29,792,536	06/30/28	$28,862,619	$29,345,648
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 13.96% (SOFR + 8.50%, 2.00% Floor)	7.7%	35,386,920	07/31/28	34,293,281	35,422,307
				14.1%			63,155,900	64,767,955
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 12.10% (SOFR + 6.50%, 1.50% Floor)	3.5%	16,225,886	07/31/26	16,094,798	16,209,660
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 12.96% inc PIK (SOFR + 7.50%, 1.75% Floor, 0.50% PIK)	4.1%	19,041,190	06/16/28	18,411,206	18,984,066
				7.6%			34,506,004	35,193,726
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 12.14% (SOFR + 6.50%, 1.00% Floor)	4.1%	18,685,139	03/07/27	18,447,533	18,685,139
				4.1%			18,447,533	18,685,139
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.61% (SOFR + 7.25%, 2.00% Floor)	8.8%	41,209,794	08/01/28	40,265,826	40,468,018
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 12.84% (SOFR + 7.50%, 2.00% Floor)	4.9%	21,787,887	02/24/28	21,589,991	22,332,584
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.78% (SOFR + 8.25%, 1.00% Floor)	3.5%	16,327,627	06/30/27	16,037,257	16,033,729
				17.2%			77,893,074	78,834,331
Energy Equipment & Services
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan A - 10.14% (SOFR + 4.50%, 1.00% Floor)	4.7%	21,324,957	08/10/27	21,055,796	21,538,206
	Harvey Gulf Holdings, LLC	08/10/22	Term Loan B - 12.64% (SOFR + 7.00%, 1.00% Floor)	4.6%	20,549,504	08/10/27	20,078,648	21,124,890
				9.3%			41,134,444	42,663,096
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 14.63% inc PIK (SOFR + 9.25%, 1.75% Floor, 2.00% PIK)	8.4%	40,814,714	05/31/28	39,854,504	38,733,163
	Del Real, LLC	03/28/23	Term Loan - 13.25% inc PIK (SOFR + 7.75%, 2.00% Floor, 1.00% PIK)	7.4%	33,683,106	03/28/28	32,709,199	33,851,522
	Signature Brands, LLC	05/05/23	Term Loan - 14.14% inc PIK (SOFR + 8.50%, 1.75% Floor, 1.25% PIK)	6.7%	31,645,888	05/04/28	30,996,882	30,633,220
				22.5%			103,560,585	103,217,905
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 11.90% (SOFR + 6.25%, 2.00% Floor)	5.9%	27,750,006	09/11/28	26,935,979	27,306,006
				5.9%			26,935,979	27,306,006
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 12.15% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	4.1%	18,976,399	04/29/25	18,770,938	18,881,517
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.46% (SOFR + 7.00%, 1.50% Floor)	4.4%	20,925,460	02/23/28	20,207,374	20,151,218
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.46% (SOFR + 7.00%, 1.50% Floor)	0.1%	710,698	02/23/28	710,698	684,403
	Red Robin International, Inc.	04/11/22	Term Loan - 11.66% (SOFR + 6.00%, 1.00% Floor)	2.6%	11,846,485	03/04/27	11,587,542	11,751,713
				11.2%			51,276,552	51,468,851

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 14.42% (SOFR + 8.75%, 1.00% Floor)	8.0%	$37,397,529	07/08/27	$36,871,587	$36,724,373
				8.0%			36,871,587	36,724,373
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 12.63% (SOFR + 7.00%, 2.00% Floor)	8.7%	40,303,489	05/09/27	39,797,006	40,222,882
				8.7%			39,797,006	40,222,882
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.25% (SOFR + 7.75%, 1.50% Floor)	5.6%	26,359,973	06/16/28	25,772,753	25,885,494
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 12.61% (SOFR + 7.00%, 1.00% Floor)	3.4%	17,082,000	10/03/26	16,729,136	15,835,014
				9.0%			42,501,889	41,720,508
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 13.47% (SOFR + 8.00%, 2.00% Floor)	8.4%	39,193,607	03/17/28	38,266,969	38,880,058
				8.4%			38,266,969	38,880,058
Oil, Gas & Consumable Fuels
	HOP Energy, LLC	06/17/22	Term Loan - 15.64% inc PIK (SOFR + 10.00%, 2.00% Floor, 2.75% PIK)	5.0%	23,615,378	06/17/27	23,292,982	22,788,840
				5.0%			23,292,982	22,788,840
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 12.61% (SOFR + 7.00%, 1.00% Floor)	0.2%	809,471	12/13/26	795,148	791,663
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 12.65% (SOFR + 7.00%, 1.00% Floor)	2.7%	12,838,027	12/13/26	12,578,206	12,555,590
				2.9%			13,373,354	13,347,253
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 12.23% (SOFR + 6.88%, 1.50% Floor)	7.2%	33,686,999	03/02/27	33,285,743	33,046,946
				7.2%			33,285,743	33,046,946
Specialty Retail
	D&D Buyer, LLC	10/04/23	Revolver - 12.45% (SOFR + 7.00%, 2.00% Floor)	0.2%	1,153,606	10/04/28	1,153,606	1,130,534
	D&D Buyer, LLC	10/04/23	Term Loan - 12.45% (SOFR + 7.00%, 2.00% Floor)	6.9%	32,300,978	10/04/28	31,280,506	31,654,959
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 13.21% (SOFR + 7.75%, 2.00% Floor)	6.6%	30,678,468	02/01/27	30,299,776	30,371,684
				13.7%			62,733,888	63,157,177
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.97% (SOFR + 7.50%, 1.00% Floor)	2.5%	11,976,990	07/18/27	11,809,688	11,629,658
				2.5%			11,809,688	11,629,658

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Term Loan - 11.86% (SOFR + 6.50%, 1.50% Floor)	4.2%	$19,857,139	07/19/28	$19,364,026	$19,261,424
				4.2%			19,364,026	19,261,424
	Total Debt Investments(2)			161.5%			738,207,203	742,916,128
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.30%			9.0%	41,446,727		41,446,727	41,446,727
	Total Cash Equivalents			9.0%	41,446,727		41,446,727	41,446,727
	Total Investments (170.4%)						$779,653,930	$784,362,855
	Net unrealized depreciation on unfunded commitments (0.2%)							(920,633)
	Liabilities in Excess of Other Assets (70.2%)							$(323,232,131)
	Net Assets (100.0%)							$460,210,091

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $536,888,682 and $107,516,528, respectively, for the period ended December 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

December 31, 2022

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $332,533,628 and $29,519,570, respectively, for the period ended December 31, 2022 Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2023

	As of December 31,	As of December 31,
	2023	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $738,207 and $304,338, respectively)	$742,916	$304,672
Cash and cash equivalents	83,247	21,852
Short-term investments	—	132,638
Capital call receivable	13,866	—
Interest receivable	5,777	2,714
Receivable for investment sold	—	31
Due from adviser	78	182
Deferred financing costs	1,640	2,016
Prepaid and other assets	578	41
Total Assets	$848,102	$464,146
Liabilities
Term loan (net of $1,187 and $1,181 of deferred financing costs, respectively)	$198,813	$33,219
Revolving credit facilities payable	169,789	96,289
Incentive fee payable	10,979	1,873
Interest and credit facility expense payable	4,032	909
Management fees payable	2,355	889
Unrealized depreciation on unfunded commitments	921	242
Directors' fees payable	11	11
Payable for short-term investments purchased	—	132,638
Distribution payable	—	1,500
Other accrued expenses and other liabilities	992	558
Total Liabilities	387,892	268,128
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (10,709,060 and 7,364,560 units issued and outstanding, respectively)	1,070,906	736,456
Common Unitholders’ undrawn commitment: (10,709,060 and 7,364,560 units issued and outstanding, respectively)	(599,495)	(537,269)
Common Unitholders’ return of capital	(3,094)	—
Common Unitholders’ offering costs	(316)	(293)
Common Unitholders’ capital	468,001	198,894
Accumulated overdistributed earnings	(7,791)	(2,876)
Total Members’ Capital	460,210	196,018
Total Liabilities and Members’ Capital	$848,102	$464,146
Net Asset Value Per Unit (accrual base) (Note 10)	$98.95	$99.57

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2023

	For the year ended December 31,	For the year ended December 31,	For the period from May 27, 2021 (Inception) to December 31,
	2023	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$79,739	$19,702	$—
Interest income paid-in-kind	3,832	561	—
Other fee income	4,293	947	—
Total investment income	87,864	21,210	—
Expenses
Interest and credit facilities expenses	21,705	3,709	—
Incentive fees (Note 4)	9,106	1,873	—
Management fees (Note 4)	7,214	2,256	—
Interest expense on repurchase transactions	1,149	780	—
Administrative fees	705	476	—
Professional fees	555	345	40
Directors’ fees	301	362	14
Organizational costs	29	158	504
Other expenses	340	128	25
Total expenses	41,104	10,087	583
Expenses recaptured/(reimbursed) by related party	—	583	(583)
Expenses reimbursed by Adviser	(78)	(182)	—
Net expenses	41,026	10,488	—
Net investment income	46,838	10,722	—
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	412	(4)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	3,696	92	—
Net realized gain on short-term investments	676	97	—
Net realized and unrealized gain on investments	4,784	185	—
Net increase in Members’ Capital from operations	$51,622	$10,907	$—
Basic and diluted:
Income per unit	$4.82	$1.48	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

December 31, 2023

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at May 27, 2021 (Inception)	$1	$—	$1
Increase in Members’ Capital Resulting from Capital Activity
Contributions	—	—	—
Total Increase in Members’ Capital Resulting from Capital Activity	—	—	—
Total Increase in Members’ Capital for the period ended December 31, 2021	—	—	—
Members’ Capital at December 31, 2021	1	—	1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	10,722	10,722
Net realized gain on investments	—	93	93
Net change in unrealized appreciation/(depreciation) on investments	—	92	92
Distributions to Members from:
Distributable earnings	—	(13,783)	(13,783)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	199,186	—	199,186
Offering costs	(293)	—	(293)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2022	198,893	(2,876)	196,017
Members’ Capital at December 31, 2022	198,894	(2,876)	196,018
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	46,838	46,838
Net realized gain on investments	—	1,088	1,088
Net change in unrealized appreciation/(depreciation) on investments	—	3,696	3,696
Distributions to Members from:
Distributable earnings	—	(56,537)	(56,537)
Return of capital	(3,094)	—	(3,094)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	272,224	—	272,224
Offering costs	(23)	—	(23)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2023	269,107	(4,915)	264,192
Members’ Capital at December 31, 2023	$468,001	$(7,791)	$460,210

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2023

	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$51,622	$10,907
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(533,057)	(331,973)
Purchases of short-term investments	(266,108)	(132,638)
Interest income paid-in-kind	(3,832)	(561)
Proceeds from sales and paydowns of investments	107,517	29,520
Proceeds from sales of short-term investments	398,746	—
Realized (gain) loss on investments	(412)	4
Change in net unrealized (appreciation)/depreciation on investments	(3,696)	(92)
Amortization of premium and accretion of discount, net	(4,085)	(1,325)
Amortization of deferred financing costs	1,515	566
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,063)	(2,714)
(Increase) decrease in receivable for investment sold	31	(31)
(Increase) decrease in organizational costs due from related party	—	504
(Increase) decrease in directors' fees due from related party	—	14
(Increase) decrease in deferred offering costs	—	220
(Increase) decrease in due from advisor	104	(182)
(Increase) decrease in other assets due from related party	—	133
(Increase) decrease in prepaid and other assets	(537)	(40)
Increase (decrease) in payable for short-term investments purchased	(132,638)	132,638
Increase (decrease) in incentive fee payable	9,106	1,873
Increase (decrease) interest and credit facility expense payable	3,123	909
Increase (decrease) management fees payable	1,466	889
Increase (decrease) in organizational costs payable to related party	—	(504)
Increase (decrease) offering costs payable to related party	—	(220)
Increase (decrease) directors' fees payable to related party	—	(14)
Increase (decrease) directors’ fees payable	—	11
Increase (decrease) other liabilities payable to related party	—	(133)
Increase (decrease) other accrued expenses and other liabilities	434	558
Net cash used in operating activities	(373,764)	(291,681)
Cash Flows from Financing Activities
Contribution from Members	258,358	199,186
Distributions to Members from distributable earnings	(58,037)	(12,283)
Distributions to Members from return of capital	(3,094)	—
Offering costs	(23)	(293)
Deferred financing costs paid	(1,145)	(3,767)
Proceeds from credit facilities	554,100	135,189
Repayment of credit facilities	(315,000)	(4,500)
Proceeds from repurchase obligation	—	53,122
Repayment of repurchase obligation	—	(53,122)
Net cash provided by financing activities	435,159	313,532
Net increase in cash and cash equivalents	61,395	21,851
Cash and cash equivalents, beginning of period	21,852	1
Cash and cash equivalents, end of period	$83,247	$21,852
Supplemental and non-cash financing activities
Interest expense paid	$16,074	$1,859
(Decrease) increase in Distribution payable	$(1,500)	$1,500
Increase in Capital call receivable	$13,866	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

On July 22, 2021 the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On October 16, 2023, the Company filed an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”). The Company is required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

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

On July 8, 2022, the Company completed the second closing of the sale of its Common Units pursuant to which the Company sold 2,178,280 Common Units for an aggregate offering price of $217,828. On November 14, 2022, the Company completed the third closing of the sale of our Common Units pursuant to which the Company sold 642,500 Common Units for an aggregate offering price of $64,250. On April 3, 2023, the Company completed the fourth closing of the sale of its Common Units pursuant to which the Company sold 1,025,550 Common Units for an aggregate offering price of $102,555. On July 24, 2023, the Company completed the fifth closing of the sale of its Common Units pursuant to which the Company sold 1,173,625 Common Units for an aggregate offering price of $117,363. On December 13, 2023, the Company completed the sixth closing of the sale of its Common Units pursuant to which the Company sold 1,145,325 Common Units for an aggregate offering price of $114,533. The additional closings occurred during the 24-month Closing Period. The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

1.
Organization and Basis of Presentation (Continued)

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

December 31, 2023

1.
Organization and Basis of Presentation (Continued)

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of December 31, 2023, the Company has sold 10,709,060 Units for an aggregate offering price of $1,070,906. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2023, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$1,070,906	$599,495	44.0%	10,709,060

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

The Recallable Amount as of December 31, 2023 was $3,094.

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

Reclassifications: As of December 31, 2022, the Company had $780 in the Consolidated Statements of Operations relating to interest expense on repurchase transactions which has been reclassified out of Other expenses and into Interest expense on repurchase transactions to conform to the current period presentation.

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

December 31, 2023

2.
Significant Accounting Policies (Continued)

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $691 in organizational costs, of which $29 was expensed during the year ended December 31, 2023. Since inception, the Company has incurred $316 in offering costs which were charged directly to Members’ Capital as of December 31, 2023.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2023, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

2.
Significant Accounting Policies (Continued)

Short-term investments: The Company generally considers investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. On January 1, 2024, the Company adopted ASU 2022-03 and the adoption did not have a material impact on the consolidated financial statements.

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the available pricing inputs.

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

December 31, 2023

3.
Investment Valuations and Fair Value Measurements (Continued)

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), may include common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$742,916	$742,916
Cash equivalents	41,447	—	—	41,447
Total	$41,447	$—	$742,916	$784,363

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the years ended December 31, 2023 and 2022:

	Debt	Equity	Total
Balance, January 1, 2023	$304,672	$—	$304,672
Purchases, including payments received in-kind	536,889	—	536,889
Sales and paydowns of investments	(107,517)	—	(107,517)
Amortization of premium and accretion of discount, net	4,085	—	4,085
Net realized gains	412	—	412
Net change in unrealized appreciation/(depreciation)	4,375	—	4,375
Balance, December 31, 2023	$742,916	$—	$742,916
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2023	$4,902	$—	$4,902

	Debt	Equity	Total
Balance, January 1, 2022	$—	$—	$—
Purchases, including payments received in-kind	332,534	—	332,534
Sales and paydowns of investments	(29,520)	—	(29,520)
Amortization of premium and accretion of discount, net	1,325	—	1,325
Net change in unrealized appreciation/(depreciation)	333	—	333
Balance, December 31, 2022	$304,672	$—	$304,672
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2022	$333	$—	$333

The Company did not have any transfers between levels during the year ended December 31, 2023 and 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2023:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$700,253	Income Method	Discount Rate	9.7% to 20.7%	13.0%	Decrease
Debt	$42,663	Market Method	Indicative Bid	101.0% to 102.8%	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

4.
Agreements and Related Party Transactions

Advisory Agreement: On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On November 8, 2023 the Advisory Agreement was reapproved by the Company's Board.

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

December 31, 2023

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

For the years ended December 31, 2023 and 2022, Management Fees incurred were $7,214 and $2,256, respectively, of which $2,355 and $889 remained payable as of December 31, 2023 and 2022, respectively.

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

December 31, 2023

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

Administration Agreement: On January 21, 2022, the Company entered into an Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”). Under the Administration Agreement, the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. On November 8, 2023 the Administration Agreement was reapproved by the Company's Board. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with BDC and RIC rules, monitor the payment of expenses, oversee the performance of administrative and professional services rendered to the Company by others, be responsible for the financial and other records that the Company is required to maintain, prepare and disseminate reports to the Unitholders and reports and other materials to be filed with the SEC or other regulators, assist the Company in determining and publishing (as necessary or appropriate) its net asset value, oversee the preparation and filing of tax returns, generally oversee the payment of expenses and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

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

December 31, 2023

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

December 31, 2023

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

During the year ended December 31, 2022, the Company reimbursed TAMCO for costs incurred during the year ended December 31, 2021. The aggregate of such costs was $583 which included $504 for organizational costs and $79 for Company expenses. In addition, the Adviser reimbursed $78 and $182, respectively, of the Company's expenses for the years ended December 31, 2023 and 2022. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the years ended December 31, 2023 and 2022 will expire on December 31, 2026 and 2025, respectively, and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually). As of December 31, 2023, the Adviser has expense reimbursements available for recoupment of $260, of which, $78 and $182 will expire on December 31, 2026 and 2025 respectively.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	October 2023	$—	$—	$4,711	$113
CG Buyer, LLC	July 2025	3,696	111	—	—
CSAT Holdings LLC	June 2028	3,934	59	—	—
D&D Buyer, LLC	October 2025	8,075	162	—	—
D&D Buyer, LLC	October 2028	2,307	46	—	—
Del Real, LLC	March 2028	4,079	—	—	—
Five Star Buyer, Inc.	May 2024	3,035	112	—	—
Five Star Buyer, Inc.	February 2028	3,035	112	—	—
Hoffmaster Group, Inc.	February 2028	2,096	—	—	—
Jones Industrial Holdings, Inc.	February 2025	8,959	—	—	—
Red Robin International, Inc.	March 2027	1,566	13	626	30
Rising Pharma Holdings, Inc.	December 2026	1,981	44	1,981	99
RPM Purchaser, Inc.	September 2025	7,587	121	—	—
Signature Brands, LLC	March 2025	3,654	117	—	—
Sunland Asphalt & Construction, LLC	December 2024	8,033	24	—	—
Total		$62,037	$921	$7,318	$242

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company's Unit activity for the years ended December 31, 2023 and 2022, was as follows (See Note 1):

	Year ended December 31,
	2023	2022
Units at beginning of period	7,364,560	10
Units issued and committed during the period	3,344,500	7,364,550
Units issued and committed at end of period	10,709,060	7,364,560

No deemed distributions and contributions were processed during the years ended December 31, 2023 and 2022.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

7.
Credit Facilities

On March 8, 2022, the Company entered into a senior secured revolving credit facility (the “Subscription Based Credit Facility” fka the “March 2022 Credit Facility”) among the Company, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The Subscription Based Credit Facility provides for a revolving credit line of up to $200,000 (the “Subscription Based Credit Facility Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Subscription Based Credit Facility Borrowing Base”) and (ii) the Subscription Based Credit Facility Maximum Commitment. The Subscription Based Credit Facility has an initial commitment of $200,000 and may be periodically increased in amounts designated by the Company, up to an aggregate amount of $400,000. The maturity date of the Subscription Based Credit Facility is March 7, 2025, unless such date is extended at the Company’s option for a term of up to 12 months after the maturity date. Borrowings under the Subscription Based Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2023, the Company was in compliance with such covenants.

On September 13, 2022, TCW DL VIII Financing LLC (the “Borrower” or “TCW DL VIII Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of the Company entered into a senior secured credit facility (the “Asset Based Credit Facility” fka the “September 2022 Credit Facility” and together with the Subscription Based Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement with PNC, as facility agent, the lenders from time to time party thereto, U.S. Bank National Association, as custodian, and Alter Domus (US) LLC, as collateral agent and collateral administrator.

The Asset Based Credit Facility provides for an aggregate principal amount of up to $250,000 of revolving and term loans (the “Asset Based Credit Facility Maximum Commitment”), subject to compliance with a borrowing base (the “Asset Based Credit Facility Borrowing Base”). The Asset Based Credit Facility Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $800,000, subject to lender consent and obtaining commitments for the increase. Under the Asset Based Credit Facility, the Borrower may make borrowings of (i) revolving loans (the “Asset Based Revolving Credit Facility” fka the “September 2022 Revolving Credit Facility” and together with the Subscription Based Credit Facility, the “Revolving Credit Facilities”) during the period commencing September 13, 2022 and ending on September 13, 2025 and (ii) term loans (the “Term Loan”) during the period commencing September 13, 2022 and ending on September 13, 2023, unless, in the case of (i) and (ii), there is an earlier termination of the Asset Based Credit Facility or event of default thereunder. The Asset Based Credit Facility will mature on September 13, 2027. Borrowings under the Asset Based Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) a SOFR reference rate plus the facility margin of 2.25% per annum or (ii) the Base Rate plus the facility margin of 2.25% per annum.

The Borrower’s obligations under the Asset Based Credit Facility are secured by a first priority security interest in all of the assets of the Borrower, including its portfolio of loans which will be contributed by the Company to the Borrower in exchange for 100% of the membership interest of the Borrower and any payments received in respect of such loans. The Company may contribute or sell to the Borrower additional loans from time to time after the closing date, which shall be pledged in favor of the lenders under the Asset Based Credit Facility.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

7.
Credit Facilities (Continued)

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2023, the Borrower was in compliance with such covenants.

On August 11, 2023, the Company amended the Asset Based Credit Facility and entered into the Amendment No. 1 to Credit and Security Agreement ("Amendment No. 1"). Amendment No. 1 increased the Asset Based Credit Facility Maximum Commitment from $250,000 to $400,000 which is comprised of $200,000 each of the revolving loan and term loan commitments, respectively. In addition, the term SOFR Adjustment has been deleted and the Facility Margin Level shall be 2.90% per annum.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of December 31, 2023 and 2022 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
Subscription Based Credit Facility – December 31, 2022	$200,000	$96,289	$103,711
Asset Based Credit Facility – December 31, 2022	$250,000	$34,400	$135,414
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the Asset Based Credit Facility as of December 31, 2023 and 2022 consisted of $0 and $0, respectively, from the September 2022 Revolving Credit Facility (i.e., revolving line of credit) and $200,000 and $34,400, respectively, of Term Loan.

The Company incurred financing costs of $1,190 in connection with the Subscription Based Credit Facility of which $1,146 were recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and are being amortized over the term of the Subscription Based Credit Facility. As of December 31, 2023 and 2022, $453 and $835, respectively, of such deferred financing costs had yet to be amortized.

The Company incurred financing costs of $2,577 in connection with the Asset Based Credit Facility, of which $1,288 was recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and $1,289 was recorded by the Company as a reduction of the Term Loan on its Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility. As of December 31, 2023 and 2022, $1,488 and $2,362, respectively of such deferred financing costs had yet to be amortized.

The Company incurred financing costs of $1,088 in connection with Amendment No. 1, of which $544 was recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and $544 was recorded by the Company as a reduction of the Term Loan on its Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility. As of December 31, 2023 and 2022, $886 and $0, respectively of such deferred financing costs had yet to be amortized.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

7.
Credit Facilities (Continued)

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of December 31, 2023	As of December 31, 2022
Principal amount outstanding on Term Loan	$200,000	$34,400
Deferred financing costs	(1,187)	(1,181)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$198,813	$33,219

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2023 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Credit facilities interest expense	$19,278	$2,408
Undrawn commitment fees	887	679
Administrative fees	25	56
Amortization of deferred financing costs	1,515	566
Total	$21,705	$3,709
Weighted average interest rate	7.51%	4.60%
Average outstanding balance	$253,114	$63,251

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

8.
Repurchase Obligations (Continued)

During the year ended December 31, 2023 and 2022, the Company entered into Barclays Transactions. As of December 31, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations with Barclays.

During the year ended December 31, 2023, the Company did not enter into or settle any Macquarie Transactions.

During the year ended December 31, 2022, the Company had Macquarie Transactions.

As of December 31, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations with Macquarie.

Interest expense incurred on the Repurchase Obligations during the year ended December 31, 2023 was as follows:

	For the year ended December 31,
	2023	2022
Barclays Transactions	$1,149	$510
Macquarie Transactions	—	270
Total Interest expense on repurchase transactions	$1,149	$780

9.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and also has elected to be treated as a RIC under the Code and has made such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

9.
Income Taxes (continued)

As of December 31, 2023 and 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	Year ended December 31,
	2023	2022
Cost of investments for federal income tax purposes	$779,654	$455,856
Unrealized appreciation	$8,396	$1,793
Unrealized depreciation	$(3,687)	$(1,459)
Net unrealized appreciation on investments	$4,709	$334

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2023 and 2022. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	Year ended December 31,
	2023	2022
Common Unitholders tax reclassification	$—	$—
Undistributed net investment (loss) income	$(368)	$(221)
Accumulated net realized gain (loss)	$368	$221

The tax character of shareholder distributions attributable to the years ended December 31, 2023 and 2022 was as follows:

	Year ended December 31,
	2023	2022
Ordinary income	$56,137	$13,783
Long-term capital gain	$400	$—
Return of capital	$3,094	$—

The tax components of distributable earnings on a tax basis for the years ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Net tax appreciation (depreciation)	$3,788	$92
Other cumulative effect of timing differences	$11,579	$(2,968)

As of December 31, 2023, the Company had a net long-term capital loss carryforward of $0 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits as of December 31, 2023 and 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

10.
Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2023 and 2022 is presented below.

	For the Year Ended December 31,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.57	$100.00
Net Increase in Common Unitholder NAV from Prior Year(2)	0.13	—
Income from Investment Operations:
Net investment income	4.37	1.45
Net realized and unrealized gain	0.45	0.03
Total income from investment operations	4.82	1.48
Less Distributions:
From net investment income	(5.28)	(1.87)
Return of Capital	(0.29)	—
Total distributions	(5.57)	—
Offering Costs	—	(0.04)
Net Asset Value Per Unit (accrual base), End of Period	$98.95	$99.57
Unitholder Total Return(3)	14.90%	8.48%
Unitholder IRR before incentive fees(4)	15.73%	9.96
Unitholder IRR before all fees and expenses(4)	13.43%	8.45%
Ratios and Supplemental Data
Members’ Capital, end of period	$460,210	$196,018
Units outstanding, end of period	10,709,060	7,364,560
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset	11.57%	7.95%
Expense recaptured (reimbursed) by Investment Advisor	(0.02)%	0.31%
Ratio of net expenses to average net assets	11.55%	8.26%
Ratio of financing cost to average net assets	6.10%	2.87%
Ratio of net investment income before expense recapture to average net assets	13.12%	8.47%
Ratio of net investment income to average net assets	13.14%	8.16%
Ratio of incentive fees to average net assets	2.56%	1.45%
Credit facility payable	369,789	130,689
Asset coverage ratio	2.24	2.50
Portfolio turnover rate	19.22%	17.69%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of December 31, 2023 and 2022.
(2)
Adjustment to NAV per Unit is attributable to the 1,025,550 Units, 1,173,625 Units, and 1,145,325 Units issued on April 3, 2023, July 24, 2023,and December 13, 2023, respectively, at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the years ended December 31, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

10.
Financial Highlights (continued)

(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 15.73%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, and Advisor incentive fees is 13.43% through December 31, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 18, 2024, the Company completed the seventh closing of the sale of its Common Units pursuant to which the Company sold 734,300 Common Units for an aggregate offering price of $73,430.

On February 2, 2024, the Company increased the Asset Based Credit Facility Maximum Commitment from $400,000 to $800,000 which is comprised of $400,000 each of the revolving loan and term loan commitments, respectively.

On February 16, 2024, the Company's Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ends on March 21, 2024.

On March 19, 2024, the Company completed the final closing of the sale of its Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130,230.