Form 10-Q
period 2024-03-31
TCW Direct Lending VIII LLC
filed 2024-05-09
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2024

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

As of March 31, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 9, 2024 was 12,745,660.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 11.81% (SOFR + 6.50%, 1.75% Floor)	5.9%	$30,012,846	03/28/29	$29,105,618	$29,287,560
				5.9%			29,105,618	29,287,560
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.07% (SOFR + 7.50%, 2.00% Floor)	5.9%	29,679,969	06/30/28	28,804,907	29,205,090
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 13.92% (SOFR + 8.50%, 2.00% Floor)	1.7%	8,361,466	07/31/28	8,231,123	8,486,888
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 13.93% (SOFR + 8.50%, 2.00% Floor)	7.2%	35,162,952	07/31/28	34,135,345	35,690,396
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 12.46% (SOFR + 7.00%, 2.00% Floor)	7.1%	36,065,396	03/26/26	35,259,653	35,344,088
				21.9%			106,431,028	108,726,462
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 12.06% (SOFR + 6.50%, 1.50% Floor)	3.3%	16,184,121	07/31/26	16,066,002	16,313,594
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.93% (SOFR + 6.50%, 1.75% Floor)	3.9%	19,070,701	06/16/28	18,475,931	19,318,620
				7.2%			34,541,933	35,632,214
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 12.07% (SOFR + 6.50%, 1.00% Floor)	3.7%	18,433,264	03/07/27	18,217,234	18,433,264
				3.7%			18,217,234	18,433,264
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.58% (SOFR + 7.25%, 2.00% Floor)	7.8%	40,938,710	08/01/28	40,051,929	38,932,713
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 11.58% (SOFR + 6.25%, 2.00% Floor)	4.3%	21,621,990	02/24/28	21,437,397	21,276,038
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 11.58% (SOFR + 6.25%, 2.00% Floor)	3.8%	19,409,061	02/24/28	19,025,459	19,098,516
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.71% (SOFR + 8.25%, 1.00% Floor)	3.1%	15,892,329	06/30/27	15,629,856	15,558,590
				19.0%			96,144,641	94,865,857
Energy Equipment & Services
	Harvey Gulf Holdings, LLC	01/19/24	Term Loan B - 11.56% (SOFR + 6.25%, 2.00% Floor)	7.8%	39,325,580	01/19/29	38,985,791	39,010,975
				7.8%			38,985,791	39,010,975
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 14.58% inc PIK (SOFR + 9.25%, 1.75% Floor, 2.00% PIK)	7.8%	40,924,166	05/31/28	40,020,411	38,959,807
	Del Real, LLC	03/28/23	Revolver - 12.66% (SOFR + 7.25%, 2.00% Floor)	0.3%	1,529,726	03/28/28	1,529,726	1,529,726
	Del Real, LLC	03/28/23	Term Loan - 13.16% inc PIK (SOFR + 7.75%, 2.00% Floor, 1.00% PIK)	6.9%	33,683,179	03/28/28	32,768,813	34,188,427
	Signature Brands, LLC	05/05/23	Term Loan - 15.10% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	5.9%	31,788,051	05/04/28	31,176,307	29,658,251
				20.9%			105,495,257	104,336,211

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 11.82% (SOFR + 6.25%, 2.00% Floor)	0.8%	$3,920,028	09/11/28	$3,920,028	$3,920,028
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 11.86% (SOFR + 6.25%, 2.00% Floor)	5.6%	27,680,457	09/11/28	26,911,556	27,818,859
				6.4%			30,831,584	31,738,887
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 12.10% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	3.8%	18,953,297	04/29/25	18,786,879	18,839,577
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.49% (SOFR + 7.00%, 1.50% Floor)	4.0%	20,766,129	02/23/28	20,096,344	20,163,911
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.49% (SOFR + 7.00%, 1.50% Floor)	0.1%	710,698	02/23/28	710,698	690,088
	Red Robin International, Inc.	04/11/22	Revolver - 11.44% (SOFR + 6.00%, 1.00% Floor)	0.1%	626,325	03/04/27	626,325	621,314
	Red Robin International, Inc.	04/11/22	Term Loan - 11.59% (SOFR + 6.00%, 1.00% Floor)	2.1%	10,516,700	03/04/27	10,304,889	10,432,567
				10.1%			50,525,135	50,747,457
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 14.34% (SOFR + 8.75%, 1.00% Floor)	7.4%	36,911,846	07/08/27	36,429,526	37,133,318
				7.4%			36,429,526	37,133,318
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 12.58% (SOFR + 7.00%, 2.00% Floor)	8.1%	40,046,779	05/09/27	39,580,937	40,247,013
				8.1%			39,580,937	40,247,013
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.21% (SOFR + 7.75%, 1.50% Floor)	4.8%	26,293,742	06/16/28	25,740,739	24,006,186
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 12.57% (SOFR + 7.00%, 1.00% Floor)	3.1%	16,612,112	10/03/26	16,299,996	15,266,531
				7.9%			42,040,735	39,272,717
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 13.44% (SOFR + 8.00%, 2.00% Floor)	6.8%	34,077,076	03/17/28	33,319,107	34,145,230
				6.8%			33,319,107	34,145,230
Oil, Gas & Consumable Fuels
	HOP Energy, LLC	02/29/24	Protective Advance Term Loan - 17.50% inc PIK (PRIME + 9.00%, 2.00% Floor, 2.75% PIK)	0.3%	1,558,466	06/17/27	1,558,466	1,558,466
	HOP Energy, LLC	06/17/22	Term Loan - 15.57% inc PIK (SOFR + 10.00%, 2.00% Floor, 2.75% PIK)	4.4%	23,781,968	06/17/27	23,482,800	21,784,283
				4.7%			25,041,266	23,342,749
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 12.57% (SOFR + 7.00%, 1.00% Floor)	0.2%	798,707	12/13/26	785,768	790,720
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 12.59% (SOFR + 7.00%, 1.00% Floor)	2.5%	12,665,799	12/13/26	12,431,123	12,539,141
				2.7%			13,216,891	13,329,861
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 12.21% (SOFR + 6.88%, 1.50% Floor)	6.3%	32,146,784	03/02/27	31,787,906	31,600,289
				6.3%			31,787,906	31,600,289

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 12.41% (SOFR + 7.00%, 2.00% Floor)	6.4%	$32,220,226	10/04/28	$31,255,602	$32,026,905
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 15.68% inc PIK (SOFR + 10.25%, 2.00% Floor, 2.00% PIK)	5.9%	30,826,449	02/01/27	30,479,202	29,315,953
				12.3%			61,734,804	61,342,858
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.94% (SOFR + 7.50%, 1.00% Floor)	2.2%	11,495,880	07/18/27	11,346,582	11,059,037
				2.2%			11,346,582	11,059,037
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Term Loan - 11.83% (SOFR + 6.50%, 1.50% Floor)	4.0%	19,956,923	07/19/28	19,490,826	19,737,397
				4.0%			19,490,826	19,737,397
	Total Debt Investments(2)			165.3%			824,266,801	823,989,356
					Shares
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.24%			5.5%	27,219,408		27,219,408	27,219,408
	Total Cash Equivalents			5.5%	27,219,408		27,219,408	27,219,408
	Total Investments (170.8%)						$851,486,209	$851,208,764
	Net unrealized depreciation on unfunded commitments (0.2%)							(1,076,280)
	Liabilities in Excess of Other Assets (70.4%)							$(351,352,610)
	Net Assets (100.0%)							$498,779,874

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

SOFR - Secured Overnight Financing Rate, generally 1-Month, 3-Month, or 6-Month

PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $142,411,470 and $58,298,067, respectively, for the period ended March 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2024

	As of March 31,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $824,267 and $738,207, respectively)	$823,989	$742,916
Cash and cash equivalents	34,500	83,247
Capital call receivable	—	13,866
Interest receivable	6,146	5,777
Receivable for investment sold	172	—
Due from adviser	78	78
Deferred financing costs	2,569	1,640
Prepaid and other assets	34	578
Total Assets	$867,488	$848,102
Liabilities
Term loan (net of $2,212 and $1,187 of deferred financing costs, respectively)	$331,788	$198,813
Incentive fee payable	13,152	10,979
Revolving credit facilities payable	12,789	169,789
Management fees payable	4,718	2,355
Interest and credit facility expense payable	4,235	4,032
Unrealized depreciation on unfunded commitments	1,076	921
Directors' fees payable	83	11
Other accrued expenses and other liabilities	867	992
Total Liabilities	368,708	387,892
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (12,745,660 and 10,709,060 units issued and outstanding, respectively)	1,274,566	1,070,906
Common Unitholders’ undrawn commitment: (12,745,660 and 10,709,060 units issued and outstanding, respectively)	(770,831)	(599,495)
Common Unitholders’ return of capital	(3,306)	(3,094)
Common Unitholders’ offering costs	(316)	(316)
Common Unitholders’ capital	500,113	468,001
Accumulated overdistributed earnings	(1,333)	(7,791)
Total Members’ Capital	498,780	460,210
Total Liabilities and Members’ Capital	$867,488	$848,102
Net Asset Value Per Unit (accrual base) (Note 10)	$99.61	$98.95

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	For the three months ended March 31,
	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$28,229	$10,505
Interest income paid-in-kind	959	171
Other fee income	719	151
Total investment income	29,907	10,827
Expenses
Interest and credit facility expenses	7,577	2,982
Management fees	2,363	1,079
Incentive fees	2,173	607
Administrative fees	202	139
Professional fees	152	146
Directors’ fees	75	99
Organizational costs	18	—
Interest expense on repurchase transactions	—	357
Other expenses	102	61
Total expenses	12,662	5,470
Net investment income	17,245	5,357
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	109	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(5,142)	(2,143)
Net realized gain on short-term investments	—	253
Net realized and unrealized loss on investments	(5,033)	(1,890)
Net increase in Members’ Capital from operations	$12,212	$3,467
Basic and diluted:
Income per unit	$0.96	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$468,001	$(7,791)	$460,210
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	17,245	17,245
Net realized gain on investments	—	109	109
Net change in unrealized appreciation/(depreciation) on investments	—	(5,142)	(5,142)
Distributions to Members from:
Distributable earnings	—	(5,754)	(5,754)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	32,324	—	32,324
Return of capital	(212)	—	(212)
Total Increase in Members’ Capital for the three months ended March 31, 2024	32,112	6,458	38,570
Members’ Capital at March 31, 2024	$500,113	$(1,333)	$498,780

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2023	$198,894	$(2,876)	$196,018
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,357	5,357
Net realized gain on investments	—	253	253
Net change in unrealized appreciation/(depreciation) on investments	—	(2,143)	(2,143)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	125,000	—	125,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	125,000	3,467	128,467
Members’ Capital at March 31, 2023	$323,894	$591	$324,485

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$12,212	$3,467
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(141,452)	(108,480)
Purchases of short-term investments	—	(197,360)
Interest income paid-in-kind	(959)	(171)
Proceeds from sales and paydowns of investments	58,298	8,289
Proceeds from sales of short-term investments	—	132,638
Net realized gain on investments	(109)	—
Change in net unrealized (appreciation)/depreciation on investments	5,142	2,143
Amortization of premium and accretion of discount, net	(1,838)	(555)
Amortization of deferred financing costs	710	310
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(369)	(497)
(Increase) decrease in receivable for investment sold	(172)	31
(Increase) decrease in prepaid and other assets	544	(31)
Increase (decrease) in payable for short-term investments purchased	—	64,722
Increase (decrease) incentive fee payable	2,173	607
Increase (decrease) distribution payable	—	(1,500)
Increase (decrease) management fees payable	2,363	190
Increase (decrease) interest and credit facility expense payable	203	685
Increase (decrease) directors’ fees payable	72	97
Increase (decrease) other accrued expenses and other liabilities	(125)	103
Net cash used in operating activities	(63,307)	(95,312)
Cash Flows from Financing Activities
Contribution from Members	46,190	125,000
Distributions to Members from distributable earnings	(5,754)	—
Distributions to Members from return of capital	(212)	—
Deferred financing costs paid	(2,664)	—
Proceeds from credit facilities	139,000	113,000
Repayment of credit facilities	(162,000)	(78,000)
Net cash provided by financing activities	14,560	160,000
Net (decrease) increase in cash and cash equivalents	(48,747)	64,688
Cash and cash equivalents, beginning of period	83,247	21,852
Cash and cash equivalents, end of period	$34,500	$86,540
Supplemental and non-cash financing activities
Interest expense paid	$6,409	$1,624
Decrease in Capital call receivable	$(13,866)	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

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

On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement with the Adviser. On the same date, the Company also completed the first closing of the sale of its Common Units (the “Initial Closing Date”) pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377. The Company may continue to accept subscription agreements and issue Units for a period of twelve-months following the Initial Closing Date (the "Closing Period"). On January 6, 2023, the Company's Board of Directors approved a six-month extension of the Closing Period from January 21, 2023 to July 21, 2023. On July 26, 2023, the Company's Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following the Company's initial closing, until January 21, 2024 by a majority vote of the Company's Unitholders. On February 16, 2024, the Company's Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024.

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

On July 8, 2022, the Company completed the second closing of the sale of its Common Units pursuant to which the Company sold 2,178,280 Common Units for an aggregate offering price of $217,828. On November 14, 2022, the Company completed the third closing of the sale of our Common Units pursuant to which the Company sold 642,500 Common Units for an aggregate offering price of $64,250. On April 3, 2023, the Company completed the fourth closing of the sale of its Common Units pursuant to which the Company sold 1,025,550 Common Units for an aggregate offering price of $102,555. On July 24, 2023, the Company completed the fifth closing of the sale of its Common Units pursuant to which the Company sold 1,173,625 Common Units for an aggregate offering price of $117,363. On December 13, 2023, the Company completed the sixth closing of the sale of its Common Units pursuant to which the Company sold 1,145,325 Common Units for an aggregate offering price of $114,533. On January 18, 2024, the Company completed the seventh closing of the sale of its Common Units pursuant to which the Company sold 734,300 Common Units for an aggregate offering price of $73,430. On March 19, 2024, the Company completed the final closing of the sale of its Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130,230. The additional closings occurred during the 26-month Closing Period. The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of March 31, 2024, the Company has sold 12,745,660 Units for an aggregate offering price of $1,274,566. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$1,274,566	$770,831	39.5%	12,745,660

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

The Recallable Amount as of March 31, 2024 was $3,306.

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

March 31, 2024

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $522 in organizational costs, of which $18 was expensed during the three months ended March 31, 2024. Since inception, the Company has incurred $316 in offering costs, all of which were charged to Members’ Capital as of December 31, 2023.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2024, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

March 31, 2024

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

March 31, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$823,989	$823,989
Cash equivalents	27,219	—	—	27,219
Total	$27,219	$—	$823,989	$851,208

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$742,916	$742,916
Cash equivalents	41,447	—	—	41,447
Total	$41,447	$—	$742,916	$784,363

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2024:

	Debt	Equity	Total
Balance, January 1, 2024	$742,916	$—	$742,916
Purchases, including payments received in-kind	142,411	—	142,411
Sales and paydowns of investments	(58,298)	—	(58,298)
Amortization of premium and accretion of discount, net	1,838	—	1,838
Net realized gain	109	—	109
Net change in unrealized appreciation/(depreciation)	(4,987)	—	(4,987)
Balance, March 31, 2024	$823,989	$—	$823,989
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2024	$(3,347)	$—	$(3,347)

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

The Company did not have any transfers between levels during the three months ended March 31, 2024 and 2023.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$759,357	Income Method	Discount Rate	9.8% to 23.6%	13.6%	Decrease
Debt	$64,632	Market Method	Indicative Bid	97.6% to 98.0%	N/A	Increase

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

March 31, 2024

4.
Agreements and Related Party Transactions (Continued)
•
provide the Company such other investment advice, research and related services as the Company may, from time to time, require.

The Company pays to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of the Company’s portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee for any partial month or quarter will be

For the three months ended March 31, 2024, Management Fees incurred were $2,363, of which $4,718 remained payable as of March 31, 2024. For the three months ended March 31, 2023, Management Fees incurred were $1,079, of which $1,079 remained payable as of March 31, 2023.

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

For the three months ended March 31, 2024, Incentive Fees incurred were $2,173, and $13,152 was payable as of March 31, 2024. For the three months ended March 31, 2023, Incentive Fees incurred were $607, and $2,480 was payable as of March 31, 2023.

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

March 31, 2024

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

March 31, 2024

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

March 31, 2024

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CG Buyer, LLC	July 2025	$3,696	$41	$3,696	$111
Comprehensive Logistics Co., LLC	March 2026	4,556	91	—	—
CSAT Holdings LLC	June 2028	3,934	63	3,934	59
D&D Buyer, LLC	October 2025	8,075	48	8,075	162
D&D Buyer, LLC	October 2028	3,461	21	2,307	46
Del Real, LLC	March 2028	2,550	—	4,079	—
Fenix Intermediate LLC	June 2024	2,076	50	—	—
Fenix Intermediate LLC	March 2026	11,607	279	—	—
Five Star Buyer, Inc.	February 2028	3,035	88	3,035	112
Five Star Buyer, Inc.	May 2024	3,035	88	3,035	112
Hoffmaster Group, Inc.	February 2028	2,096	34	2,096	—
Jones Industrial Holdings, Inc.	February 2025	—	—	8,959	—
Red Robin International, Inc.	March 2027	939	8	1,566	13
Rising Pharma Holdings, Inc.	December 2026	1,981	20	1,981	44
RPM Purchaser, Inc.	September 2025	3,667	—	7,587	121
Signature Brands, LLC	March 2025	3,654	245	3,654	117
Signature Brands, LLC	June 2024	1,827	—	—	—
Sunland Asphalt & Construction, LLC	December 2024	8,033	—	8,033	24
Total		$68,222	$1,076	$62,037	$921

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three months ended March 31, 2024 and 2023, was as follows (See Note 1):

	Three months ended March 31,
	2024	2023
Units at beginning of period	10,709,060	7,364,560
Units issued and committed during the period	2,036,600	—
Units issued and committed at end of period	12,745,660	7,364,560

No deemed distributions and contributions were processed during the three months ended March 31, 2024.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2024, the Company was in compliance with such covenants.

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

The Asset Based Credit Facility provides for an aggregate principal amount of up to $250,000 of revolving and term loans (the “Asset Based Credit Facility Maximum Commitment”), subject to compliance with a borrowing base (the “Asset Based Credit Facility Borrowing Base”). The Asset Based Credit Facility Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $800,000, subject to lender consent and obtaining commitments for the increase. Under the Asset Based Credit Facility, the Borrower may make borrowings of (i) revolving loans (the “Asset Based Revolving Credit Facility” and together with the Subscription Based Credit Facility, the “Revolving Credit Facilities”) during the period commencing September 13, 2022 and ending on September 13, 2025 and (ii) term loans (the “Term Loan”) during the period commencing September 13, 2022 and ending on September 13, 2023, unless, in the case of (i) and (ii), there is an earlier termination of the Asset Based Credit Facility or event of default thereunder. The Asset Based Credit Facility will mature on September 13, 2027. Borrowings under the Asset Based Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) a SOFR reference rate plus the facility margin of 2.25% per annum or (ii) the Base Rate plus the facility margin of 2.25% per annum.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2024, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

7.
Credit Facilities (Continued)

On February 2, 2024, the Company amended the Asset Based Credit Facility and entered into the Amendment No. 2 to Credit and Security Agreement ("Amendment No. 2"). Amendment No. 2 increased the Asset Based Credit Facility Maximum Commitment from $400,000 to $800,000 which is comprised of $400,000 each of the revolving loan and term loan commitments, respectively.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2024 and December 31, 2023 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – March 31, 2024	$200,000	$12,789	$187,211
Asset Based Credit Facility – March 31, 2024	$800,000	$334,000	$136,413
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the Asset Based Credit Facility as of March 31, 2024 and December 31, 2023 of $334,000 and $200,000, respectively, consisted entirely of Term Loan borrowings.

Costs associated with the revolving credit lines are recorded as deferred financing costs on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan.

The Company incurred financing costs of $2,656 in connection with Amendment No. 2, of which $1,328 was recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and $1,328 was recorded by the Company as a reduction of the Term Loan on its Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility.

As of March 31, 2024 and December 31, 2023, $2,569 and $1,640, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $2,212 and $1,187, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of March 31, 2024	As of December 31, 2023
Principal amount outstanding on Term Loan	$334,000	$200,000
Deferred financing costs	(2,212)	(1,187)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$331,788	$198,813

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2024 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

7.
Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three months ended March 31, 2024 was as follows:

	Three months ended March 31,
	2024	2023
Credit Facilities interest expense	$6,179	$2,326
Undrawn commitment fees	688	334
Administrative fees	—	12
Amortization of deferred financing costs	710	310
Total	$7,577	$2,982
Weighted average interest rate	7.96%	6.63%
Average outstanding balance	$307,097	$140,311

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

During the three months ended March 31, 2024 and 2023, the Company did not enter into or settle any Macquarie Transactions. As of March 31, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Macquarie.

The Company did not enter into Barclays Transactions during the three months ended March 31, 2024. During the three months ended March 31, 2023 the Company entered into Barclays Transactions on January 1, 2023 which settled on January 25, 2023. As of March 31, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Barclays.

Interest expense incurred on the Repurchase Obligations during the three months ended March 31, 2024 and 2023 was $0 and $357, respectively.

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

March 31, 2024

9.
Income Taxes (Continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of March 31, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2024	December 31, 2023
Cost of investments for federal income tax purposes	$851,486	$779,654
Unrealized appreciation	$9,784	$8,396
Unrealized depreciation	$(10,061)	$(3,687)
Net unrealized (depreciation) appreciation on investments	$(277)	$4,709

The Company did not have any unrecognized tax benefits as of December 31, 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

10.
Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2024 and 2023 is presented below.

	For the three months ended March 31,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$98.95	$99.57
Net Increase in Common Unitholder NAV from Prior Year(2)	0.17	—
Income from Investment Operations:
Net investment income	1.35	0.73
Net realized and unrealized loss	(0.39)	(0.26)
Total income from investment operations	0.96	0.47
Less Distributions:
From net investment income	(0.45)	—
Return of capital	(0.02)	—
Total distributions	(0.47)	—
Net Asset Value Per Unit (accrual base), End of Period	$99.61	$100.04
Unitholder Total Return(3)(4)	2.51%	1.69%
Unitholder IRR before incentive fee(5)	15.14%	9.50%
Unitholder IRR(5)	12.95%	8.08%
Ratios and Supplemental Data:
Members’ Capital, end of period	$498,780	$324,485
Units outstanding, end of period	12,745,660	7,364,560
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(6)	10.59%	9.67%
Ratio of financing cost to average net assets(4)	1.58%	1.30%
Ratio of net investment income to average net assets(6)	14.45%	9.48%
Ratio of incentive fees to average net assets(6)	1.82%	1.07%
Credit facility payable	346,789	165,689
Asset coverage ratio	2.44	2.96
Portfolio turnover rate(4)	7.65%	2.48%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2024 and 2023.
(2)
Adjustment to NAV per Unit is attributable to the 734,300 Units and 1,302,300 Units issued on January 18, 2024 and March 19 2024, respectively, at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the three months ended March 31, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 15.14%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 12.95% through March 31, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized except for organizational costs.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

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
•
the adequacy of our financing sources and working capital, and our ability to generate sufficient cash to pay our operating expenses;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 27, 2024.

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

On May 27, 2021 (“Inception Date”), the we and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company (“TAMCO”). On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders.. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of March 31, 2024, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.5 million in organizational costs, of which $18 thousand was expensed during the three months ended March 31, 2024. Since inception, we have incurred $0.3 million of offering costs all of which were charged directly to Members’ Capital as of December 31, 2023.

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

Investment Activity

As of March 31, 2024, our portfolio consisted of 38 debt investments and no equity investments. Based on fair values as of March 31, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term loans.

As of December 31, 2023, our portfolio consisted of 32 debt investments and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured term loans.

The table below describes our debt investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2024:

Industry	Percent of Total Investments
Commercial Services & Supplies	13%
Food Products	13%
Containers & Packaging	12%
Specialty Retail	7%
Hotels, Restaurants & Leisure	6%
Information Technology Services	5%
Machinery	5%
Energy Equipment & Services	5%
Household Durables	5%
Construction & Engineering	4%
Marine Transportation	4%
Ground Transportation	4%
Professional Services	4%
Automobile Components	3%
Oil, Gas & Consumable Fuels	3%
Transportation Infrastructure	2%
Construction Materials	2%
Pharmaceuticals	2%
Technology Hardware, Storage and Peripherals	1%
Total	100%

Interest income including interest income paid-in-kind, was $29.2 million and $10.7 million for the three months ended March 31, 2024 and 2023, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2024	2023
Total investment income	$29,907	$10,827
Net expenses	12,662	5,470
Net investment income	17,245	5,357
Net realized gain on investments	109	—
Net change in unrealized appreciation/(depreciation) on investments	(5,142)	(2,143)
Net realized gain on short-term investments	—	253
Net increase in Members’ Capital from operations	$12,212	$3,467

Total investment income

Total investment income for the three months ended March 31, 2024 and 2023 was $29.9 million and $10.8 million, respectively, and included other fee income of $0.7 million and $0.2 million, respectively. The increase in total investment income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to the increase in our portfolio of the number of debt investments, which increased to 38 as of March 31, 2024 compared to 21 as of March 31, 2023 in addition to increases in interest rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in other fee income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to late closer fees received from investors purchasing Units during the closes which occurred during the three months ended March 31, 2024 that did not occur during the three months ended March 31, 2023.

Net investment income

Net investment income for the three months ended March 31, 2024 and 2023 was $17.2 million and $5.4 million, respectively. The increase in our net investment income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the increase in investment income as described above partially offset by an increase to expenses.

Expenses for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2024	2023
Expenses
Interest and credit facility expenses	$7,577	$2,982
Management fees	2,363	1,079
Incentive fees	2,173	607
Administrative fees	202	139
Professional fees	152	146
Directors’ fees	75	99
Organizational costs	18	—
Interest expense on repurchase transactions	—	357
Other expenses	102	61
Total expenses	$12,662	$5,470

Our net expenses for the three months ended March 31, 2024 and 2023 were $12.7 million and $5.5 million, respectively. Our net expenses include management fees attributed to the Adviser of $2.4 million and $1.1 million; and incentive fees of $2.2 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

Net expenses increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to increases in interest and credit facility expenses caused by a higher weighted average interest rate and higher average outstanding debt balance during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Management fees increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the increase in the size of our portfolio of debt investments as previously described. Incentive fees increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase in net investment income which has increased as a result of an increase in the number of investments in our portfolio.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended March 31, 2024 and 2023 was ($5.1) million and ($2.1) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Lenox Holdings, Inc.	Term Loan	$851
RPM Purchaser, Inc.	Term Loan B	537
Jones Industrial Holdings, Inc.	Term Loan	426
D&D Buyer, LLC	Term Loan	397
CG Buyer, LLC	Term Loan	349
Del Real, LLC	Term Loan	277
Sunland Asphalt & Construction, LLC	Term Loan B	270
Jones Industrial Holdings, Inc.	Delayed Draw Term Loan	256
Corcentric, Inc.	Term Loan	240
Florida Marine Transporters, LLC	Term Loan B	213	*
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	(280)
Harvey Gulf Holdings, LLC	Term Loan A	(482)
Hoffmaster Group, Inc.	Term Loan	(904)
Harvey Gulf Holdings, LLC	Term Loan B	(1,046)
Signature Brands, LLC	Term Loan	(1,154)
HOP Energy, LLC	Term Loan	(1,194)
Follett Higher Education Group, Inc.	Term Loan	(1,235)
The HC Companies, Inc.	Term Loan	(1,321)
Mark Andy, Inc.	Term Loan	(1,847)
All others	Various	505
Net change in unrealized appreciation/(depreciation)		$(5,142)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended March 31, 2024 as realized gains/(losses) and/or accelerated original issue discount.

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

Net realized gain on investments

During the three months ended March 31, 2024 and 2023 we incurred $0.1 million and $0, respectively, in realized gains on investments. Our realized gain on investments for the three months ended March 31, 2024 was entirely attributable to the partial disposition of the Florida Marine Transporters, LLC term loan. We did not have any realized gains on investments during the three months ended March 31, 2023 as we did not dispose of any investments during those periods.

Net realized gain on short-term investments

During the three months ended March 31, 2024 and 2023 we incurred $0 and $253.0 thousand, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended March 31, 2024 and 2023 was $12.2 million and $3.5 million, respectively. The increase during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily attributable to the increases in net investment income described above and was partially offset by higher net unrealized losses on investments during the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. We also commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of March 31, 2024 and December 31, 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Commitments	$1,274,566	$1,070,906
Undrawn commitments	$770,831	$599,495
Percentage of commitments funded	39.5%	44.0%
Units	12,745,660	10,709,060

On March 8, 2022, we entered into a senior secured revolving credit facility (the “Subscription Based Credit Facility” fka the “March 2022 Credit Facility”) among us, as borrower, and PNC Bank, National Association, as administrative agent and committed lender (“PNC”). The Subscription Based Credit Facility provides for a revolving credit line of up to $200.0 million (the “Subscription Based Credit Facility Maximum Commitment”), subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company (the “Subscription Based Credit Facility Borrowing Base”) and (ii) the Maximum Commitment. The Subscription Based Credit Facility has an initial commitment of $200.0 million and may be periodically increased in amounts designated by us, up to an aggregate amount of $400.0 million. The maturity date of the Subscription Based Credit Facility is March 7, 2025, unless such date is extended at our option for a term of up to 12 months per such extension. Borrowings under the Subscription Based Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted SOFR rate plus 1.00%) plus 0.75% or (b) adjusted SOFR rate calculated in a customary manner plus 1.75%.

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2024, we were in compliance with such covenants.

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

The Asset Based Credit Facility provides for an aggregate principal amount of up to $250.0 million of revolving and term loans (the “Asset Based Credit Facility Maximum Commitment”), subject to compliance with a borrowing base (the “Asset Based Credit Facility Borrowing Base”). The Asset Based Credit Facility Maximum Commitment may be periodically increased in amounts designated by the Borrower up to an aggregate principal amount of $800.0 million, subject to lender consent and obtaining commitments for the increase. Under the Asset Based Credit Facility, the Borrower may make borrowings of (i) revolving loans (the “Asset Based Revolving Credit Facility” and together with the Subscription Based Credit Facility, the “Revolving Credit Facilities”) during the period commencing September 13, 2022 and ending on September 13, 2025 and (ii) term loans (the “Term Loan”) during the period commencing September 13, 2022 and ending on September 13, 2023, unless, in the case of (i) and (ii), there is an earlier termination of the Asset Based Credit Facility or event of default thereunder. The Asset Based Credit Facility will mature on September 13, 2027. Borrowings under the Asset Based Credit Facility will bear interest at a fluctuating rate of interest per annum equal to, at the Borrower’s option, either (i) a SOFR reference rate plus the facility margin of 2.25% per annum or (ii) the Base Rate plus the facility margin of 2.25% per annum.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2024, the Borrower was in compliance with such covenants.

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

On February 2, 2024, we amended the Asset Based Credit Facility and entered into the Amendment No. 2 to Credit and Security Agreement ("Amendment No. 2"). Amendment No. 2 increased the Asset Based Credit Facility Maximum Commitment from $400 million to $800 million which is comprised of $400 million each of the revolving loan and term loan commitments, respectively.

Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2024 and December 31, 2023 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – March 31, 2024	$200,000	$12,789	$187,211
Asset Based Credit Facility – March 31, 2024	$800,000	$334,000	$136,413
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the Asset Based Credit Facility as of March 31, 2024 and December 31, 2023 of $334.0 million and $200.0 million respectively, consisted entirely of Term Loan borrowings.

Costs associated with the the revolving credit lines are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on the our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan.

We incurred financing costs of $2.7 million in connection with Amendment No. 2, of which $1.3 million was recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and $1.3 million was recorded by us as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility.

As of March 31, 2024 and December 31, 2023, $2.6 million and $1.6 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $2.2 million and $1.2 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2024 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2024 and 2023 was as follows (dollar amounts in thousands):

	Three months ended March 31,
	2024	2023
Credit Facilities interest expense	$6,179	$2,326
Undrawn commitment fees	688	334
Administrative fees	—	12
Amortization of deferred financing costs	710	310
Total	$7,577	$2,982
Weighted average interest rate	7.96%	6.63%
Average outstanding balance	$307,097	$140,311

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

		March 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
CG Buyer, LLC	July 2025	$3,696	$41	$3,696	$111
Comprehensive Logistics Co., LLC	March 2026	4,556	91	—	—
CSAT Holdings LLC	June 2028	3,934	63	3,934	59
D&D Buyer, LLC	October 2025	8,075	48	8,075	162
D&D Buyer, LLC	October 2028	3,461	21	2,307	46
Del Real, LLC	March 2028	2,550	—	4,079	—
Fenix Intermediate LLC	June 2024	2,076	50	—	—
Fenix Intermediate LLC	March 2026	11,607	279	—	—
Five Star Buyer, Inc.	February 2028	3,035	88	3,035	112
Five Star Buyer, Inc.	May 2024	3,035	88	3,035	112
Hoffmaster Group, Inc.	February 2028	2,096	34	2,096	—
Jones Industrial Holdings, Inc.	February 2025	—	—	8,959	—
Red Robin International, Inc.	March 2027	939	8	1,566	13
Rising Pharma Holdings, Inc.	December 2026	1,981	20	1,981	44
RPM Purchaser, Inc.	September 2025	3,667	—	7,587	121
Signature Brands, LLC	March 2025	3,654	245	3,654	117
Signature Brands, LLC	June 2024	1,827	—	—	—
Sunland Asphalt & Construction, LLC	December 2024	8,033	—	8,033	24
Total		$68,222	$1,076	$62,037	$921

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

During the three months ended March 31, 2024 and 2023, we did not enter into or settle any Macquarie Transactions. As of March 31, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Macquarie.

We did not enter into any Barclays Transactions during the three months ended March 31, 2024. During the three months ended March 31, 2023 we entered into Barclays Transactions on January 1, 2023 which settled on January 25, 2023. As of March 31, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Barclays.

Interest expense incurred on the Repurchase Obligations during the three months ended March 31, 2024 and 2023 was $0 and $0.4 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR or PRIME. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$25,570	$10,548	$15,022
Up 200 basis points	17,047	7,032	10,015
Up 100 basis points	8,523	3,516	5,007
Down 100 basis points	(8,523)	(3,516)	(5,007)
Down 200 basis points	(17,047)	(7,032)	(10,015)
Down 300 basis points	(25,570)	(10,548)	(15,022)

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

3.4

Amendment to Amended and Restated Limited Liability Company Agreement, dated July 26, 2023 (incorporated by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 3, 2023)

3.5

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement, dated January 6, 2023 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2024)

3.6

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement, dated July 26, 2023 (incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 3, 2023)

3.7

Amendment No. 4 to Amended and Restated Limited Liability Company Agreement, dated February 16, 2024 (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2024)

10.1

Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.2

Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.3

Revolving Credit Agreement, dated as of March 8, 2022, among TCW Direct Lending VIII LLC, as borrower, and PNC Bank National Association, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2022)

10.4

Credit and Security Agreement, dated as of September 13, 2022, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference from the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022).

10.5

Amendment No. 1 to Credit and Security Agreement, dated as of August 11, 2023, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.5 the Company's Quarterly Report on form 10-Q filed on November 8, 2023)

10.6

Amendment No. 2 to Credit and Security Agreement, dated as of February 2, 2024, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2024)

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

TCW DIRECT LENDING VIII LLC
Date: May 9, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 9, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer