Form 10-Q
period 2024-06-30
TCW Direct Lending VIII LLC
filed 2024-08-12
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended June 30, 2024

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

As of June 30, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2024 was 12,745,660.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 11.84% (SOFR + 6.50%, 1.75% Floor)	5.4%	$29,937,813	03/28/29	$29,078,052	$29,249,244
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 11.84% (SOFR + 6.50%, 1.75% Floor)	0.3%	1,795,371	03/28/29	1,795,371	1,754,078
				5.7%			30,873,423	31,003,322
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.85% (SOFR + 8.25%, 2.00% Floor)	5.3%	29,247,215	06/30/28	28,435,505	28,925,495
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 13.94% (SOFR + 8.50%, 2.00% Floor)	1.5%	8,305,474	07/31/28	8,183,451	8,405,140
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 13.94% (SOFR + 8.50%, 2.00% Floor)	6.5%	34,938,984	07/31/28	33,976,656	35,358,252
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 12.44% (SOFR + 7.00%, 2.00% Floor)	6.5%	35,839,988	03/26/26	35,139,922	35,266,548
				19.8%			105,735,534	107,955,435
Construction & Engineering
	Propulsion Acquisition, LLC	05/22/23	Term Loan - 12.08% (SOFR + 6.50%, 1.50% Floor)	3.0%	16,142,357	07/31/26	16,037,141	16,368,350
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.94% (SOFR + 6.50%, 1.75% Floor)	3.6%	19,070,701	06/16/28	18,511,145	19,337,691
				6.6%			34,548,286	35,706,041
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 12.09% (SOFR + 6.50%, 1.00% Floor)	0.8%	4,609,427	03/07/27	4,560,001	4,609,427
				0.8%			4,560,001	4,609,427
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.84% (SOFR + 7.50%, 2.00% Floor)	7.3%	40,755,143	08/01/28	39,923,087	39,491,734
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.84% (SOFR + 7.50%, 2.00% Floor)	4.3%	23,956,254	08/01/28	23,373,365	23,213,610
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 11.58% (SOFR + 6.25%, 2.00% Floor)	3.9%	21,456,092	02/24/28	21,284,621	21,220,075
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 11.58% (SOFR + 6.25%, 2.00% Floor)	3.5%	19,409,061	02/24/28	19,049,973	19,195,561
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.73% (SOFR + 8.25%, 1.00% Floor)	2.6%	14,730,326	06/30/27	14,505,727	14,317,877
				21.6%			118,136,773	117,438,857
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 11.93% (SOFR + 6.50%, 4.00% Floor)	5.3%	29,870,685	02/28/29	28,675,150	28,855,082
				5.3%			28,675,150	28,855,082
Energy Equipment & Services
	Harvey Gulf Holdings, LLC	01/19/24	Term Loan B - 11.58% (SOFR + 6.25%, 2.00% Floor)	7.5%	41,115,842	01/19/29	40,777,606	40,869,147
	HydroSource Logistics, LLC	04/05/24	Term Loan - 14.10% (SOFR + 8.50%, 2.00% Floor)	5.2%	28,240,826	04/04/29	27,405,673	28,240,826
	HydroSource Logistics, LLC	04/05/24	Revolver - 14.10% (SOFR + 8.50%, 2.00% Floor)	0.1%	784,467	04/04/29	784,467	784,467
				12.8%			68,967,746	69,894,440

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 14.59% inc PIK (SOFR + 9.25%, 1.75% Floor, 2.00% PIK)	6.5%	$35,922,892	05/31/28	$35,181,022	$35,348,126
	Del Real, LLC	03/28/23	Term Loan - 13.18% inc PIK (SOFR + 7.75%, 2.00% Floor, 1.00% PIK)	6.3%	33,685,123	03/28/28	32,830,002	34,358,826
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 11.34% (SOFR + 6.00%, 1.25% Floor)	9.6%	53,093,605	05/31/29	51,878,075	52,031,733
	Great Kitchens Food Company, Inc.	05/31/24	Revolver - 11.34% (SOFR + 6.00%, 1.25% Floor)	0.1%	698,600	05/31/29	698,600	684,628
	Signature Brands, LLC	05/05/23	Term Loan - 15.11% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	5.3%	32,031,759	05/04/28	31,457,277	28,924,679
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 12.10% (SOFR + 6.50%, 1.75% Floor)	0.3%	1,826,949	05/04/28	1,826,949	1,826,949
				28.1%			153,871,925	153,174,941
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 11.71% (SOFR + 6.25%, 2.00% Floor)	0.7%	3,910,228	09/11/28	3,910,228	3,910,228
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 11.71% (SOFR + 6.25%, 2.00% Floor)	5.1%	27,610,908	09/11/28	26,886,915	27,776,574
				5.8%			30,797,143	31,686,802
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 12.11% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	3.4%	18,930,428	09/30/26	18,802,862	18,741,123
	Black Rock Coffee Holdings, LLC	05/31/24	Incremental Term Loan - 12.11% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	0.9%	4,946,404	09/30/26	4,755,747	4,896,940
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.50% (SOFR + 7.00%, 1.50% Floor)	3.7%	20,606,798	02/23/28	19,984,655	19,926,774
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.50% (SOFR + 7.00%, 1.50% Floor)	0.1%	710,698	02/23/28	710,698	687,245
	Red Robin International, Inc.	04/11/22	Revolver - 11.96% (SOFR + 6.50%, 1.00% Floor)	0.1%	469,744	03/04/27	469,744	461,758
	Red Robin International, Inc.	04/11/22	Term Loan - 12.10% (SOFR + 6.50%, 1.00% Floor)	1.9%	10,516,700	03/04/27	10,322,953	10,337,916
				10.1%			55,046,659	55,051,756
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 14.32% (SOFR + 8.75%, 1.00% Floor)	6.6%	36,426,164	07/08/27	35,986,497	35,989,050
				6.6%			35,986,497	35,989,050
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 12.60% (SOFR + 7.00%, 2.00% Floor)	7.4%	39,790,069	05/09/27	39,364,389	40,187,970
				7.4%			39,364,389	40,187,970
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.23% (SOFR + 7.75%, 1.50% Floor)	4.4%	26,227,511	06/16/28	25,708,559	23,893,262
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 12.60% (SOFR + 7.00%, 1.00% Floor)	2.8%	16,502,612	10/03/26	16,223,390	14,967,869
				7.2%			41,931,949	38,861,131
Marine Transportation
	Florida Marine Transporters, LLC	03/17/23	Term Loan B - 12.96% (SOFR + 7.50%, 2.00% Floor)	5.9%	31,113,063	03/17/28	30,464,573	32,108,681
				5.9%			30,464,573	32,108,681

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Oil, Gas & Consumable Fuels
	HOP Energy, LLC	02/29/24	Term Loan B - 15.58% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.5%	$4,626,036	06/17/27	$4,627,238	$2,494,081
	HOP Energy, LLC	06/17/24	Protective Advance Term Loan - 16.50% inc PIK (PRIME + 8.00%, 2.00% Floor, all PIK)	0.1%	300,533	06/17/27	315,356	315,356
	HOP Energy, LLC	06/17/22	Term Loan - 14.59% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	4.5%	24,707,935	06/17/27	24,431,996	24,707,935
				5.1%			29,374,590	27,517,372
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 12.60% (SOFR + 7.00%, 1.00% Floor)	0.1%	787,943	12/13/26	776,357	783,215
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 12.61% (SOFR + 7.00%, 1.00% Floor)	2.3%	12,493,571	12/13/26	12,283,450	12,418,609
				2.4%			13,059,807	13,201,824
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 12.22% (SOFR + 6.88%, 1.50% Floor)	5.8%	31,974,912	03/02/27	31,641,855	31,431,338
				5.8%			31,641,855	31,431,338
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 12.18% (SOFR + 6.75%, 2.00% Floor)	5.9%	32,139,473	10/04/28	31,230,431	32,139,473
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 15.69% inc PIK (SOFR + 10.25%, 2.00% Floor, 2.00% PIK)	5.4%	30,910,639	02/01/27	30,594,683	29,488,750
				11.3%			61,825,114	61,628,223
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.96% (SOFR + 7.50%, 1.00% Floor)	2.0%	11,419,755	07/18/27	11,282,655	10,905,866
				2.0%			11,282,655	10,905,866
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Term Loan - 12.34% (SOFR + 7.00%, 1.50% Floor)	3.6%	19,956,923	07/19/28	19,517,842	19,817,225
				3.6%			19,517,842	19,817,225
	Total Debt Investments(2)			173.9%			945,661,911	947,024,783
	EQUITY
Energy Equipment & Services
	HydroSource Logistics, LLC	04/05/24	Warrant, expires 4/4/34	0.2%	380		—	1,115,411
				0.2%			—	1,115,411
	Total Equity Investments			0.2%			—	1,115,411
	Total Debt & Equity Investments			174.1%			945,661,911	948,140,194
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.24%			8.4%	45,474,445		45,474,445	45,474,445
	Total Cash Equivalents			8.4%	45,474,445		45,474,445	45,474,445
	Total Investments (182.9%)						$991,136,356	$993,614,639
	Net unrealized depreciation on unfunded commitments (0.2%)							(1,285,165)
	Liabilities in Excess of Other Assets (82.6%)							$(448,992,049)
	Net Assets (100.0%)							$543,337,425

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

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment in Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $299,895,419 and $96,070,513, respectively, for the six months ended June 30, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2024

	As of June 30,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $945,662 and $738,207, respectively)	$948,140	$742,916
Cash and cash equivalents	47,241	83,247
Capital call receivable	—	13,866
Interest receivable	6,639	5,777
Receivable for investment sold	484	—
Due from adviser	2	78
Deferred financing costs	2,095	1,640
Prepaid and other assets	73	578
Total Assets	$1,004,674	$848,102
Liabilities
Term loan (net of $1,833 and $1,187 of deferred financing costs, respectively)	$398,167	$198,813
Revolving credit facilities payable	35,000	169,789
Incentive fee payable	16,947	10,979
Interest and credit facility expense payable	6,395	4,032
Management fees payable	2,890	2,355
Unrealized depreciation on unfunded commitments	1,285	921
Directors' fees payable	111	11
Other accrued expenses and other liabilities	542	992
Total Liabilities	461,337	387,892
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (12,745,660 and 10,709,060 units issued and outstanding, respectively)	1,274,566	1,070,906
Common Unitholders’ undrawn commitment: (12,745,660 and 10,709,060 units issued and outstanding, respectively)	(713,504)	(599,495)
Common Unitholders’ return of capital	(3,682)	(3,094)
Common Unitholders’ offering costs	(333)	(316)
Common Unitholders’ capital	557,047	468,001
Accumulated overdistributed earnings	(13,710)	(7,791)
Total Members’ Capital	543,337	460,210
Total Liabilities and Members’ Capital	$1,004,674	$848,102
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$98.61	$98.95

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$31,099	$16,108	$59,328	$26,613
Interest income paid-in-kind	2,689	1,655	3,648	1,826
Other fee income	2,377	1,774	3,096	1,925
Total investment income	36,165	19,537	66,072	30,364
Expenses
Interest and credit facility expenses	9,778	3,980	17,355	6,962
Incentive fees	3,795	2,556	5,968	3,163
Management fees	2,890	1,618	5,253	2,697
Administrative fees	232	165	434	304
Professional fees	225	105	377	251
Directors’ fees	50	48	125	147
Organizational costs	2	—	20	—
Interest expense on repurchase transactions	—	594	—	951
Other expenses	116	64	218	125
Total expenses	17,088	9,130	29,750	14,600
Expenses reimbursed by Adviser	(2)	—	(2)	—
Net expenses	17,086	9,130	29,748	14,600
Net investment income	19,079	10,407	36,324	15,764
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(3)	16	106	16
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	2,547	3,759	(2,595)	1,616
Net realized gain on short-term investments	—	275	—	528
Net realized and unrealized gain (loss) on investments	2,544	4,050	(2,489)	2,160
Net increase in Members’ Capital from operations	$21,623	$14,457	$33,835	$17,924
Basic and diluted:
Income per unit	$1.70	$1.72	$2.65	$2.14
Units outstanding	12,745,660	8,390,110	12,745,660	8,390,110

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$468,001	$(7,791)	$460,210
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	17,245	17,245
Net realized gain on investments	—	109	109
Net change in unrealized appreciation/(depreciation) on investments	—	(5,142)	(5,142)
Distributions to Members from:
Distributable earnings	—	(5,754)	(5,754)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	32,324	—	32,324
Return of capital	(212)	—	(212)
Total Increase in Members’ Capital for the three months ended March 31, 2024	32,112	6,458	38,570
Members’ Capital at March 31, 2024	500,113	(1,333)	498,780
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	19,079	19,079
Net realized loss on investments	—	(3)	(3)
Net change in unrealized appreciation/(depreciation) on investments	—	2,547	2,547
Distributions to Members from:
Distributable earnings	—	(34,000)	(34,000)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	57,327	—	57,327
Return of capital	(376)	—	(376)
Offering costs	(17)	—	(17)
Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2024	56,934	(12,377)	44,557
Members’ Capital at June 30, 2024	$557,047	$(13,710)	$543,337

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$33,835	$17,924
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(296,247)	(335,841)
Purchases of short-term investments	—	(266,108)
Interest income paid-in-kind	(3,648)	(1,826)
Proceeds from sales and paydowns of investments	96,071	30,555
Proceeds from sales of short-term investments	—	329,998
Net realized gain on investments	(106)	(16)
Change in net unrealized (appreciation)/depreciation on investments	2,595	(1,616)
Amortization of premium and accretion of discount, net	(3,523)	(1,404)
Amortization of deferred financing costs	1,562	624
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(862)	(956)
(Increase) decrease in receivable for investment sold	(484)	31
(Increase) decrease in due from Adviser	76	182
(Increase) decrease in prepaid and other assets	505	11
Increase (decrease) in payable for short-term investments purchased	—	(63,890)
Increase (decrease) incentive fee payable	5,968	3,163
Increase (decrease) distribution payable	—	(1,500)
Increase (decrease) management fees payable	535	729
Increase (decrease) interest and credit facility expense payable	2,363	1,785
Increase (decrease) directors’ fees payable	100	124
Increase (decrease) other accrued expenses and other liabilities	(450)	(346)
Net cash used in operating activities	(161,710)	(288,377)
Cash Flows from Financing Activities
Contribution from Members	103,517	170,144
Distributions to Members from distributable earnings	(39,754)	(3,467)
Distributions to Members from return of capital	(588)	—
Offering costs	(17)	—
Deferred financing costs paid	(2,665)	—
Proceeds from credit facilities	263,000	289,100
Repayment of credit facilities	(197,789)	(98,000)
Net cash provided by financing activities	125,704	357,777
Net (decrease) increase in cash and cash equivalents	(36,006)	69,400
Cash and cash equivalents, beginning of period	83,247	21,852
Cash and cash equivalents, end of period	$47,241	$91,252
Supplemental and non-cash financing activities
Interest expense paid	$12,427	$3,775
Decrease in Capital call receivable	$(13,866)	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement with the Adviser. On the same date, the Company also completed the first closing of the sale of its Common Units (the “Initial Closing Date”) pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377. The Company may continue to accept subscription agreements and issue Units for a period of twelve-months following the Initial Closing Date (the “Closing Period”). On January 6, 2023, the Company's Board of Directors (the “Board”) approved a six-month extension of the Closing Period from January 21, 2023 to July 21, 2023. On July 26, 2023, the Company's Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following the Company's initial closing, until January 21, 2024 by a majority vote of the Company's Unitholders. On February 16, 2024, the Company's Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024.

The Company commenced operations during the first quarter of fiscal year 2022.

On May 13, 2022, the Company formed a wholly-owned subsidiary, TCW DL VIII Financing LLC, a single member Delaware limited liability company. On April 2, 2024, the Company formed a wholly-owned subsidiary, TCW DL HDR LLC, a single member Delaware limited liability company.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

June 30, 2024

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of June 30, 2024, the Company has sold 12,745,660 Units for an aggregate offering price of $1,274,566. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$1,274,566	$713,504	44.0%	12,745,660

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

The Recallable Amount as of June 30, 2024 was $3,682.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission ("SEC") on March 27, 2024.

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

June 30, 2024

2.
Significant Accounting Policies (Continued)

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $711 in organizational costs, of which $2 and $20 was expensed during the three and six months ended June 30, 2024, respectively. Since inception, the Company has incurred $333 in offering costs, all of which were charged to Members’ Capital as of June 30, 2024.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2024, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2024

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

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

June 30, 2024

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$947,025	$947,025
Equity	—	—	1,115	1,115
Cash equivalents	45,474	—	—	45,474
Total	$45,474	$—	$948,140	$993,614

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$742,916	$742,916
Cash equivalents	41,447	—	—	41,447
Total	$41,447	$—	$742,916	$784,363

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2024:

	Debt	Equity	Total
Balance, April 1, 2024	$823,989	$—	$823,989
Purchases	157,484	—	157,484
Sales and paydowns of investments	(37,773)	—	(37,773)
Amortization of premium and accretion of discount, net	1,685	—	1,685
Net realized loss	(3)	—	(3)
Net change in unrealized appreciation/(depreciation)	1,643	1,115	2,758
Balance, June 30, 2024	$947,025	$1,115	$948,140
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$1,640	$1,115	$2,755

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2024	$742,916	$—	$742,916
Purchases, including payments received in-kind	299,895	—	299,895
Sales and paydowns of investments	(96,071)	—	(96,071)
Amortization of premium and accretion of discount, net	3,523	—	3,523
Net realized gain	106	—	106
Net change in unrealized appreciation/(depreciation)	(3,344)	1,115	(2,229)
Balance, June 30, 2024	$947,025	$1,115	$948,140
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$(1,707)	$1,115	$(592)

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

The Company did not have any transfers between levels during the three and six months ended June 30, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$837,396	Income Method	Discount Rate	8.4% to 20.4%	13.0%	Decrease
Debt	$56,543	Market Method	EBITDA Multiple	5.0x to 6.8x	N/A	Increase
Debt	$53,086	Income Method	Discount Rate	9.2% to 15.1%	13.3%	Decrease
		Market Method	Indicative Bid	100.0% to 103.2%	N/A	Increase
Equity	$1,115	Market Method	EBITDA Multiple	5.5x to 7.8x	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

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

4.
Agreements and Related Party Transactions

Advisory Agreement: On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On November 8, 2023, the Company's Board renewed the Advisory Agreement for an additional one-year term until January 21, 2025.

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

The Company pays to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of the Company’s portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee for any partial month or quarter will be

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

4.
Agreements and Related Party Transactions (Continued)

For the three and six months ended June 30, 2024, Management Fees incurred were $2,890 and $5,253, respectively, of which $2,890 remained payable as of June 30, 2024. For the three and six months ended June 30, 2023, Management Fees incurred were $1,618 and $2,697, respectively, of which $1,618 remained payable as of June 30, 2023.

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

For the three and six months ended June 30, 2024, Incentive Fees incurred were $3,795 and $5,968, respectively. For the three and six months ended June 30, 2023, Incentive Fees incurred were $2,556 and $3,163, respectively. The Company has not made any incentive fee payments to the Adviser and as of June 30, 2024 and December 31, 2023, the Company's incentive fee payable to the Advisor was $16,947 and $10,979, respectively.

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

June 30, 2024

4.
Agreements and Related Party Transactions (Continued)

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

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the Company Expenses Limitation (as defined below). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to the Company or any of the Unitholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it. On November 8, 2023, the Company's Board renewed the Administrative Agreement for an additional one-year term until January 21, 2025.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

June 30, 2024

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	September 2025	$9,918	$99	$—	$—
CG Buyer, LLC	July 2025	3,696	26	3,696	111
Comprehensive Logistics Co., LLC	March 2026	4,556	73	—	—
CSAT Holdings LLC	June 2028	3,934	43	3,934	59
D&D Buyer, LLC	October 2025	8,075	—	8,075	162
D&D Buyer, LLC	October 2028	3,461	—	2,307	46
Del Real, LLC	March 2028	4,079	—	4,079	—
Fenix Intermediate LLC	March 2026	11,607	273	—	—
Five Star Buyer, Inc.	February 2028	3,035	100	3,035	112
Five Star Buyer, Inc.	May 2024	—	—	3,035	112
Great Kitchens Food Company, Inc.	May 2029	8,034	161	—	—
Hoffmaster Group, Inc.	February 2028	2,096	23	2,096	—
HydroSource Logistics, LLC	April 2029	1,139	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	8,959	—
Red Robin International, Inc.	March 2027	1,096	19	1,566	13
Rising Pharma Holdings, Inc.	December 2026	1,981	12	1,981	44
RPM Purchaser, Inc.	September 2025	3,667	—	7,587	121
Signature Brands, LLC	March 2025	3,654	354	3,654	117
Sunland Asphalt & Construction, LLC	December 2024	8,033	—	8,033	24
VoltaGrid, LLC	September 2025	2,995	102	—	—
Total		$85,056	$1,285	$62,037	$921

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2024 and 2023, was as follows (See Note 1):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Units at beginning of period	12,745,660	7,364,560	10,709,060	7,364,560
Units issued and committed during the period	—	—	2,036,600	—
Units issued and committed at end of period	12,745,660	7,364,560	12,745,660	7,364,560

No deemed distributions and contributions were processed during the three and six months ended June 30, 2024.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2024, the Company was in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2024, the Borrower was in compliance with such covenants.

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

June 30, 2024

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

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2024 and December 31, 2023 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – June 30, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – June 30, 2024	$800,000	$435,000	$137,858
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the Asset Based Credit Facility as of June 30, 2024 and December 31, 2023 consisted of $35,000 and $0, respectively, from the Asset Based Revolving Credit Facility and $400,000 and $200,000, respectively, of Term Loan.

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

The Company incurred financing costs of $2,656 in connection with Amendment No. 2, of which $1,328 was recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and the remaining $1,328 as a reduction of the Term Loan on its Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility.

As of June 30, 2024 and December 31, 2023, $2,095 and $1,640, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $1,833 and $1,187, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of June 30, 2024	As of December 31, 2023
Principal amount outstanding on Term Loan	$400,000	$200,000
Deferred financing costs	(1,833)	(1,187)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$398,167	$198,813

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2024 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

7.
Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Credit Facilities interest expense	$8,438	$3,472	$14,617	$5,798
Undrawn commitment fees	488	181	1,176	515
Administrative fees	—	13	—	25
Amortization of deferred financing costs	852	314	1,562	624
Total	$9,778	$3,980	$17,355	$6,962
Weighted average interest rate	8.21%	7.30%	8.10%	7.02%
Average outstanding balance	$406,486	$188,126	$356,791	$164,351

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

During the three and six months ended June 30, 2024 and 2023, the Company did not enter into or settle any Macquarie Transactions. As of June 30, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Macquarie.

The Company did not enter into Barclays Transactions during the six months ended June 30, 2024. During the six months ended June 30, 2023 the Company entered into Barclays Transactions on January 1, 2023 and April 3, 2023 which settled on January 25, 2023 and April 25, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Barclays.

Interest expense incurred on the Repurchase Obligations during the three months ended June 30, 2024 and 2023 was $0 and $594, respectively. Interest expense incurred on the Repurchase Obligations during the six months ended June 30, 2024 and 2023 was $0 and $951, respectively.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

As of June 30, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2024	December 31, 2023
Cost of investments for federal income tax purposes	$991,136	$779,654
Unrealized appreciation	$12,958	$8,396
Unrealized depreciation	$(10,480)	$(3,687)
Net unrealized appreciation on investments	$2,478	$4,709

The Company did not have any unrecognized tax benefits as of December 31, 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

10.
Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2024 and 2023 is presented below.

	For the six months ended June 30,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$98.95	$99.57
Net Increase in Common Unitholder NAV from Prior Year(2)	0.17	0.05
Income from Investment Operations:
Net investment income	2.85	1.88
Net realized and unrealized loss	(0.20)	0.26
Total income from investment operations	2.65	2.14
Less Distributions:
From net investment income	(3.12)	(0.41)
Return of capital	(0.04)	—
Total distributions	(3.16)	(0.41)
Net Asset Value Per Unit (accrual base), End of Period	$98.61	$101.35
Unitholder Total Return(3)(4)	6.52%	6.37%
Unitholder IRR before incentive fee(5)	15.95%	12.89%
Unitholder IRR after incentive fee(5)	13.67%	10.97%
Ratios and Supplemental Data:
Members’ Capital, end of period	$543,337	$380,619
Units outstanding, end of period	12,745,660	8,390,110
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net asset(6)	11.87%	10.10%
Expense reimbursed by Investment Advisor(4)	0.00%	0.00%
Ratio of net expenses to average net assets(7)	11.87%	10.10%
Ratio of financing cost to average net assets(4)	3.44%	2.39%
Ratio of net investment income before expense recapture to average net assets(6)	14.50%	9.48%
Ratio of net investment income to average net assets(7)	14.50%	10.91%
Ratio of incentive fees to average net assets(7)	2.38%	2.19%
Credit facility payable	$435,000	$321,789
Asset coverage ratio	2.25	2.18
Portfolio turnover rate(4)	11.54%	7.41%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2024 and 2023.
(2)
Adjustment to NAV per Unit is attributable to the 734,300 Units and 1,302,300 Units issued on January 18, 2024 and March 19 2024, respectively, and 1,025,550 Units issued on April 3, 2023 at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the six months ended June 30, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before Advisor incentive fees is 15.95%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses, and Advisor incentive fees is 13.67% through June 30, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(6)
Annualized except for organizational costs.
(7)
Annualized except for organizational costs and expenses reimbursed by the Advisor.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On August 12, 2024, the Company's Board renewed the Advisory and Administrative Agreements for an additional one-year term through September 15, 2025.

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

On May 27, 2021 (“Inception Date”), the we and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company (“TAMCO”). On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors (the “Board”) approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the “Closing Period”) from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders.. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of June 30, 2024, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

On May 13, 2022, we formed a wholly-owned subsidiary, TCW DL VIII Financing LLC, a single member Delaware limited liability company. On April 2, 2024, we formed a wholly-owned subsidiary, TCW DL HDR LLC, a single member Delaware limited liability company.

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

We, and indirectly our Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below, and which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $2 thousand was expensed during the three and six months ended June 30, 2024. Since inception, we have incurred $0.3 million of offering costs all of which were charged directly to Members’ Capital as of June 30, 2024.

Critical Accounting Policies and Estimates

Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Investment Activity

As of June 30, 2024, our portfolio consisted of 47 debt investments and one equity investment. Based on fair values as of June 30, 2024, our portfolio was 99.9% invested in debt investments which were all senior secured term loans and revolving loans and 0.1% invested in an equity investment which was a warrant.

As of December 31, 2023, our portfolio consisted of 32 debt investments and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured term loans.

The table below describes our debt investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2024:

Industry	Percent of Total Investments
Food Products	16%
Containers & Packaging	12%
Commercial Services & Supplies	11%
Energy Equipment & Services	7%
Specialty Retail	6%
Hotels, Restaurants & Leisure	6%
Information Technology Services	5%
Machinery	5%
Household Durables	4%
Construction & Engineering	4%
Marine Transportation	3%
Ground Transportation	3%
Professional Services	3%
Automobile Components	3%
Electrical Equipment	3%
Oil, Gas & Consumable Fuels	3%
Transportation Infrastructure	2%
Pharmaceuticals	2%
Technology Hardware, Storage and Peripherals	1%
Construction Materials	1%
Total	100%

Interest income including interest income paid-in-kind, was $33.8 million and $17.8 million for the three months ended June 30, 2024 and 2023, respectively.

Interest income including interest income paid-in-kind, was $63.0 million and $28.4 million for the six months ended June 30, 2024 and 2023, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Total investment income	$36,165	$19,537	$66,072	$30,364
Net expenses	17,086	9,130	29,748	14,600
Net investment income	19,079	10,407	36,324	15,764
Net realized (loss) gain on investments	(3)	16	106	16
Net change in unrealized appreciation/(depreciation) on investments	2,547	3,759	(2,595)	1,616
Net realized gain on short-term investments	—	275	—	528
Net increase in Members’ Capital from operations	$21,623	$14,457	$33,835	$17,924

Total investment income

Total investment income for the three months ended June 30, 2024 and 2023 was $36.2 million and $19.5 million, respectively, and included other fee income of $2.4 million and $1.8 million, respectively. Total investment income for the six months ended June 30, 2024 and 2023 was $66.1 million and $30.4 million, respectively, and included other fee income of $3.1 million and $1.9 million, respectively. The increase in total investment income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to the increase in the number of debt investments in our portfolio, which increased to 47 as of June 30, 2024 compared to 28 as of June 30, 2023 in addition to increases in interest rates during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increase in other fee income for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily attributable to late closer fees received from investors purchasing Units during the closes which occurred during the three and six months ended June 30, 2024 and did not occur during the three and six months ended June 30, 2023.

Net investment income

Net investment income for the three months ended June 30, 2024 and 2023 was $19.1 million and $10.4 million, respectively. Net investment income for the six months ended June 30, 2024 and 2023 was $36.3 million and $15.8 million, respectively. The increase in our net investment income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to the increase in investment income as described above partially offset by an increase to expenses.

Expenses for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Expenses
Interest and credit facility expenses	$9,778	$3,980	$17,355	$6,962
Incentive fees	3,795	2,556	5,968	3,163
Management fees	2,890	1,618	5,253	2,697
Administrative fees	232	165	434	304
Professional fees	225	105	377	251
Directors’ fees	50	48	125	147
Organizational costs	2	—	20	—
Interest expense on repurchase transactions	—	594	—	951
Other expenses	116	64	218	125
Total expenses	$17,088	$9,130	$29,750	$14,600
Expenses reimbursed by Adviser	(2)	—	(2)	—
Net expenses	$17,086	$9,130	$29,748	$14,600

Our total expenses for the three months ended June 30, 2024 and 2023 were $17.1 million and $9.1 million, respectively. Our total expenses included management fees attributed to the Adviser of $2.9 million and $1.6 million as well as incentive fees of $3.8 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively.

Our total expenses for the six months ended June 30, 2024 and 2023 were $29.8 million and $14.6 million, respectively. Our total expenses included management fees attributed to the Adviser of $5.3 million and $2.7 million as well as incentive fees of $6.0 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively.

Net expenses include an expense reimbursement of $2.0 thousand and $2.0 thousand, for the three and six months ended June 30, 2024, respectively. The expense reimbursement during the three and six months ended June 30, 2024 reflects Company Expenses (as defined in our Administration Agreement) that we incurred in excess of our annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, we will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually).

Net expenses increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to increases in interest and credit facility expenses caused by a higher weighted average interest rate and higher average outstanding debt balance during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. Management fees increased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to the increase in the size of our portfolio of debt investments as previously described. Incentive fees increased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to an increase in net investment income which has increased as a result of an increase in the number of investments in our portfolio.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2024 and 2023 was $2.5 million and $3.8 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HOP Energy, LLC	Term Loan B	$(2,133)
Signature Brands, LLC	Term Loan	(1,015)
Lenox Holdings, Inc.	Term Loan	(701)
Triarc Tanks Bidco, LLC	Term Loan	(222)
The HC Companies, Inc.	Term Loan	687
Florida Marine Transporters, LLC	Term Loan B	818
HydroSource Logistics, LLC	Term Loan	835
HydroSource Logistics, LLC	Warrant, expires 4/4/34	1,115
Baxters North America, Inc.	Term Loan	1,227
HOP Energy, LLC	Term Loan	1,974
All others	Various	(38)
Net change in unrealized appreciation/(depreciation)		$2,547

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

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2024 and 2023 was ($2.6) million and $1.6 million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(2,169)
HOP Energy, LLC	Term Loan B	(2,133)
Mark Andy, Inc.	Term Loan	(1,928)
Follett Higher Education Group, Inc.	Term Loan	(1,178)
Harvey Gulf Holdings, LLC	Term Loan B	(1,046)
Hoffmaster Group, Inc.	Term Loan	(807)
The HC Companies, Inc.	Term Loan	(634)
Harvey Gulf Holdings, LLC	Term Loan A	(482)
CG Buyer, LLC	Term Loan	402
RPM Purchaser, Inc.	Term Loan B	520
D&D Buyer, LLC	Term Loan	535
HOP Energy, LLC	Term Loan	780
HydroSource Logistics, LLC	Term Loan	835
Florida Marine Transporters, LLC	Term Loan B	1,031
HydroSource Logistics, LLC	Warrant, expires 4/4/34	1,115
Baxters North America, Inc.	Term Loan	1,288
All others	Various	1,276
Net change in unrealized appreciation/(depreciation)		$(2,595)

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

Net realized (loss) gain on investments

During the three months ended June 30, 2024 and 2023 we incurred ($3.0) thousand and $16.0 thousand, respectively, in realized (losses) gains on investments. During the six months ended June 30, 2024 and 2023 we incurred $0.1 million and $16.0 thousand, respectively, in realized gains on investments. Our realized loss on investments for the three months ended June 30, 2024 was entirely attributable to the partial disposition of the Black Rock Coffee Holdings, LLC term loan. Our realized gain on investments for the six months ended June 30, 2024 was entirely attributable to the partial disposition of the Florida Marine Transporters, LLC term loan and Black Rock Coffee Holdings, LLC term loan.The realized gains on investments during the three and six months ended June 30, 2023 was entirely due to our partial disposition of the Del Real, LLC revolver and term loan.

Net realized gain on short-term investments

During the three months ended June 30, 2024 and 2023 we incurred $0 and $0.3 million, respectively, in realized gains from our short-term investments in government treasuries.

During the six months ended June 30, 2024 and 2023 we incurred $0 and $0.5 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our Net increase in Members’ Capital from operations during the three months ended June 30, 2024 and 2023 was $21.6 million and $14.5 million, respectively.

The change in Net increase in Members’ Capital from operations during the three months ended June 30, 2024 compared to the Net increase in Members' Capital during the three months ended June 30, 2023 was primarily due to the increase in net investment income discussed above, partially offset by net realized and unrealized gains of $2.5 million during the three months ended June 30, 2024 compared to net realized and unrealized gains of $3.8 million during the three months ended June 30, 2023.

Our Net increase in Members’ Capital from operations during the six months ended June 30, 2024 and 2023 was $33.8 million and $17.9 million, respectively.

The change in Net increase in Members’ Capital from operations during the six months ended June 30, 2024 compared to the Net increase in Members' Capital during the six months ended June 30, 2023 was primarily due to the increase in net investment income discussed above, partially offset by net realized and unrealized losses of $2.5 million during the six months ended June 30, 2024 compared to net realized and unrealized gains of $2.2 million during the six months ended June 30, 2023.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2024, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. We also commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of June 30, 2024 and December 31, 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Commitments	$1,274,566	$1,070,906
Undrawn commitments	$713,504	$599,495
Percentage of commitments funded	44.0%	44.0%
Units	12,745,660	10,709,060

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2024, we were in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2024, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2024 and December 31, 2023 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – June 30, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – June 30, 2024	$800,000	$435,000	$137,858
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

Borrowings under the Asset Based Credit Facility as of June 30, 2024 and December 31, 2023 consisted of $35.0 million and $0, respectively, from the Asset based Revolving Credit Facility and $400.0 million and $200.0 million, respectively, of Term Loan.

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

As of June 30, 2024 and December 31, 2023, $2.1 million and $1.6 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $1.8 million and $1.2 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2024 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2024 and 2023 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Credit Facilities interest expense	$8,438	$3,472	$14,617	$5,798
Undrawn commitment fees	488	181	1,176	515
Administrative fees	—	13	—	25
Amortization of deferred financing costs	852	314	1,562	624
Total	$9,778	$3,980	$17,355	$6,962
Weighted average interest rate	8.21%	7.30%	8.10%	7.02%
Average outstanding balance	$406,486	$188,126	$356,791	$164,351

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		June 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	September 2025	$9,918	$99	$—	$—
CG Buyer, LLC	July 2025	3,696	26	3,696	111
Comprehensive Logistics Co., LLC	March 2026	4,556	73	—	—
CSAT Holdings LLC	June 2028	3,934	43	3,934	59
D&D Buyer, LLC	October 2025	8,075	—	8,075	162
D&D Buyer, LLC	October 2028	3,461	—	2,307	46
Del Real, LLC	March 2028	4,079	—	4,079	—
Fenix Intermediate LLC	March 2026	11,607	273	—	—
Five Star Buyer, Inc.	February 2028	3,035	100	3,035	112
Five Star Buyer, Inc.	May 2024	—	—	3,035	112
Great Kitchens Food Company, Inc.	May 2029	8,034	161	—	—
Hoffmaster Group, Inc.	February 2028	2,096	23	2,096	—
HydroSource Logistics, LLC	April 2029	1,139	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	8,959	—
Red Robin International, Inc.	March 2027	1,096	19	1,566	13
Rising Pharma Holdings, Inc.	December 2026	1,981	12	1,981	44
RPM Purchaser, Inc.	September 2025	3,667	—	7,587	121
Signature Brands, LLC	March 2025	3,654	354	3,654	117
Sunland Asphalt & Construction, LLC	December 2024	8,033	—	8,033	24
VoltaGrid, LLC	September 2025	2,995	102	—	—
Total		$85,056	$1,285	$62,037	$921

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

During the three and six months ended June 30, 2024 and 2023, we did not enter into or settle any Macquarie Transactions. As of June 30, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Macquarie.

We did not enter into any Barclays Transactions during the six months ended June 30, 2024. During the six months ended June 30, 2023 we entered into Barclays Transactions on January 1, 2023 and April 3, 2023 which settled on January 25, 2023 and April 25, 2023, respectively. As of June 30, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Barclays.

Interest expense incurred on the Repurchase Obligations during the three months ended June 30, 2024 and 2023 was $0 and $0.6 million, respectively. Interest expense incurred on the Repurchase Obligations during the six months ended June 30, 2024 and 2023 was $0 and $1.0 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR or PRIME. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$29,338	$13,231	$16,107
Up 200 basis points	19,559	8,821	10,738
Up 100 basis points	9,779	4,410	5,369
Down 100 basis points	(9,779)	(4,410)	(5,369)
Down 200 basis points	(19,388)	(8,821)	(10,567)
Down 300 basis points	(28,864)	(13,231)	(15,633)

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, which filed with the SEC on March 27, 2024.

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

TCW DIRECT LENDING VIII LLC
Date: August 12, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 12, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer