Form 10-Q
period 2024-09-30
TCW Direct Lending VIII LLC
filed 2024-11-12
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended September 30, 2024

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

As of September 30, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2024 was 12,745,660.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 11.11% (SOFR + 6.50%, 1.75% Floor)	5.5%	$29,862,781	03/28/29	$29,050,755	$29,086,349
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 11.11% (SOFR + 6.50%, 1.75% Floor)	0.3%	1,790,871	03/28/29	1,790,871	1,744,309
	Superior Industries International, Inc.	08/14/24	Term Loan - 12.60% (SOFR + 7.50%, 2.50% Floor)	3.8%	20,458,325	12/15/28	19,962,365	19,946,866
				9.6%			50,803,991	50,777,524
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 13.12% (SOFR + 8.25%, 2.00% Floor)	5.4%	29,059,604	06/30/28	28,303,922	28,594,651
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 12.20% (SOFR + 7.25%, 2.00% Floor)	0.8%	4,274,613	07/31/28	4,215,686	4,261,789
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 12.20% (SOFR + 7.25%, 2.00% Floor)	3.4%	17,982,192	07/31/28	17,517,467	17,928,245
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.95% (SOFR + 7.00%, 2.00% Floor)	6.6%	35,614,579	03/26/26	35,020,023	34,973,516
				16.2%			85,057,098	85,758,201
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 11.45% (SOFR + 6.50%, 1.75% Floor)	0.6%	3,065,319	06/16/28	3,065,319	3,065,319
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.45% (SOFR + 6.50%, 1.75% Floor)	3.7%	19,070,701	06/16/28	18,546,746	19,452,115
				4.3%			21,612,065	22,517,434
Construction Materials
	Resco Products, Inc.	03/07/22	Term Loan - 12.01% (SOFR + 6.50%, 1.00% Floor)	0.6%	3,324,849	03/07/27	3,292,547	3,324,849
				0.6%			3,292,547	3,324,849
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.35% (SOFR + 7.50%, 2.00% Floor)	7.4%	40,488,971	08/01/28	39,713,321	38,909,902
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.42% (SOFR + 7.50%, 2.00% Floor)	4.3%	23,799,796	08/01/28	23,256,421	22,871,604
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 11.50% (SOFR + 6.25%, 2.00% Floor)	4.0%	21,400,793	02/24/28	21,241,568	21,250,987
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 11.50% (SOFR + 6.25%, 2.00% Floor)	3.6%	19,360,538	02/24/28	19,027,069	19,225,014
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 13.65% (SOFR + 8.25%, 1.00% Floor)	2.7%	14,512,677	06/30/27	14,310,005	14,120,835
				22.0%			117,548,384	116,378,342
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 11.20% (SOFR + 6.50%, 4.00% Floor)	5.6%	29,795,633	02/28/29	28,667,525	29,587,063
				5.6%			28,667,525	29,587,063
Energy Equipment & Services
	Harvey Gulf Holdings, LLC	01/19/24	Term Loan B - 10.85% (SOFR + 6.00%, 2.00% Floor)	7.8%	41,115,842	01/19/29	40,796,318	41,033,611
	HydroSource Logistics, LLC	04/05/24	Term Loan - 13.37% (SOFR + 8.50%, 2.00% Floor)	5.5%	28,951,400	04/04/29	28,169,793	28,951,400
				13.3%			68,966,111	69,985,011

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 14.31% inc PIK (SOFR + 9.25%, 1.75% Floor, 2.00% PIK)	6.6%	$35,918,346	05/31/28	$35,229,090	$34,948,551
	Del Real, LLC	03/28/23	Term Loan - 12.45% inc PIK (SOFR + 7.75%, 2.00% Floor, 1.00% PIK)	6.5%	33,688,944	03/28/28	32,893,402	34,362,723
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 10.85% (SOFR + 6.00%, 1.25% Floor)	7.6%	40,917,048	05/31/29	40,028,301	40,262,375
	Signature Brands, LLC	05/05/23	Term Loan - 14.82% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	5.5%	32,006,869	05/04/28	31,474,677	29,158,258
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 11.37% (SOFR + 6.50%, 1.75% Floor)	0.3%	1,826,949	05/04/28	1,826,949	1,826,949
				26.5%			141,452,419	140,558,856
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 11.21% (SOFR + 6.25%, 2.00% Floor)	0.7%	3,900,428	09/11/28	3,900,428	3,900,428
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 11.21% (SOFR + 6.25%, 2.00% Floor)	5.3%	27,541,359	09/11/28	26,862,530	27,926,938
				6.0%			30,762,958	31,827,366
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 11.82% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	3.6%	18,907,266	09/30/26	18,818,782	18,831,637
	Black Rock Coffee Holdings, LLC	05/31/24	Incremental Term Loan - 11.82% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	0.9%	4,940,918	09/30/26	4,772,050	4,921,155
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.21% (SOFR + 7.00%, 1.50% Floor)	3.8%	20,447,467	02/23/28	19,872,773	19,874,938
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.21% (SOFR + 7.00%, 1.50% Floor)	0.1%	710,698	02/23/28	710,698	690,799
	Red Robin International, Inc.	04/11/22	Revolver - 12.53% (SOFR + 7.50%, 1.00% Floor)	0.3%	1,565,812	03/04/27	1,565,812	1,515,706
	Red Robin International, Inc.	04/11/22	Term Loan - 12.76% (SOFR + 7.50%, 1.00% Floor)	1.9%	10,516,700	03/04/27	10,341,216	10,180,166
				10.6%			56,081,331	56,014,401
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 14.32% (SOFR + 8.75%, 1.00% Floor)	6.7%	35,940,482	07/08/27	35,542,893	35,329,494
				6.7%			35,542,893	35,329,494
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 12.19% (SOFR + 7.00%, 2.00% Floor)	7.5%	39,533,359	05/09/27	39,147,767	39,928,693
				7.5%			39,147,767	39,928,693
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.50% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	4.5%	26,558,429	06/16/28	26,073,704	23,849,469
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 11.87% (SOFR + 7.00%, 1.00% Floor)	2.7%	16,283,612	10/03/26	16,038,857	14,492,415
				7.2%			42,112,561	38,341,884

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)	02/29/24	Term Loan B - 15.51% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	$5,405,914	12/09/27	$5,345,831	$—
	HOP Energy, LLC	06/17/22	Term Loan - 14.51% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	4.4%	25,634,241	12/09/27	25,381,786	23,327,159
				4.4%			30,727,617	23,327,159
Pharmaceuticals
	Rising Pharma Holdings, Inc.	02/08/22	Delayed Draw Term Loan - 11.87% (SOFR + 7.00%, 1.00% Floor)	0.1%	777,179	12/13/26	766,925	774,070
	Rising Pharma Holdings, Inc.	02/08/22	Term Loan - 12.21% (SOFR + 7.00%, 1.00% Floor)	2.3%	12,321,343	12/13/26	12,135,420	12,272,057
	Rising Pharma Holdings, Inc.	02/08/22	Revolver - 12.36% (SOFR + 7.00%, 1.00% Floor)	0.1%	430,570	12/13/26	430,570	428,848
				2.5%			13,332,915	13,474,975
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.72% (SOFR + 6.88%, 1.50% Floor)	5.9%	31,803,040	03/02/27	31,495,808	31,230,585
				5.9%			31,495,808	31,230,585
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 11.45% (SOFR + 6.75%, 2.00% Floor)	6.1%	32,058,721	10/04/28	31,205,576	32,186,956
	D&D Buyer, LLC	10/04/23	Revolver - 11.52% (SOFR + 6.75%, 2.00% Floor)	0.2%	1,153,606	10/04/28	1,153,606	1,153,606
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 11.95% inc PIK (SOFR + 7.00%, 2.00% Floor, 3.00% PIK)	5.6%	31,125,785	02/01/28	30,840,589	29,507,245
				11.9%			63,199,771	62,847,807
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 13.46% inc PIK (SOFR + 8.50%, 1.00% Floor, 1.00% PIK)	2.0%	11,519,277	07/18/27	11,394,348	10,620,773
				2.0%			11,394,348	10,620,773
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.86% (SOFR + 7.00%, 1.50% Floor)	0.0%	235,935	07/19/28	235,935	233,576
	CG Buyer, LLC	07/19/23	Term Loan - 11.85% (SOFR + 7.00%, 1.50% Floor)	3.7%	19,956,923	07/19/28	19,545,155	19,757,354
				3.7%			19,781,090	19,990,930
	Total Debt Investments(3)			166.5%			890,979,199	881,821,347
	EQUITY
Energy Equipment & Services
	HydroSource Logistics, LLC (2)(4)	04/05/24	Warrant, expires 4/4/34	0.0%	380		—	210,328
				0.0%			—	210,328
	Total Equity Investments			0.0%			—	210,328
	Total Debt & Equity Investments			166.5%			890,979,199	882,031,675
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.82%			11.5%	60,807,267		60,807,267	60,807,267
	Total Cash Equivalents			11.5%	60,807,267		60,807,267	60,807,267
	Total Investments (178.1%)						$951,786,466	$942,838,942
	Net unrealized depreciation on unfunded commitments (0.2%)							(1,113,499)
	Liabilities in Excess of Other Assets (77.9%)							$(412,374,032)
	Net Assets (100.0%)							$529,351,411

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2024

(2)
Non-income producing.
(3)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities was $210,328, or 0.0% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $330,992,278 and $184,483,084, respectively, for the nine months ended September 30, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $536,888,682 and $107,516,528, respectively, for the year ended December 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2024

	As of September 30,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $890,979 and $738,207, respectively)	$882,032	$742,916
Cash and cash equivalents	65,516	83,247
Capital call receivable	—	13,866
Interest income receivable	7,651	5,777
Receivable for investment sold	577	—
Due from adviser	—	78
Deferred financing costs	1,635	1,640
Prepaid and other assets	95	578
Total Assets	$957,506	$848,102
Liabilities
Term loan (net of $1,469 and $1,187 of deferred financing costs, respectively)	$398,531	$198,813
Revolving credit facilities payable	—	169,789
Incentive fee payable	18,714	10,979
Interest and credit facility expense payable	6,094	4,032
Management fees payable	2,786	2,355
Unrealized depreciation on unfunded commitments	1,113	921
Directors' fees payable	161	11
Other accrued expenses and other liabilities	756	992
Total Liabilities	428,155	387,892
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (12,745,660 and 10,709,060 units issued and outstanding, respectively)	1,274,566	1,070,906
Common Unitholders’ undrawn commitment: (12,745,660 and 10,709,060 units issued and outstanding, respectively)	(713,504)	(599,495)
Common Unitholders’ return of capital	(3,682)	(3,094)
Common Unitholders’ offering costs	(347)	(316)
Common Unitholders’ capital	557,033	468,001
Accumulated overdistributed earnings	(27,682)	(7,791)
Total Members’ Capital	529,351	460,210
Total Liabilities and Members’ Capital	$957,506	$848,102
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$97.51	$98.95

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$32,725	$24,375	$92,053	$50,988
Interest income paid-in-kind	3,523	1,329	7,171	3,155
Other fee income	—	2,239	3,096	4,164
Total investment income	36,248	27,943	102,320	58,307
Expenses
Interest and credit facility expenses	9,831	7,049	27,186	14,011
Management fees	2,786	2,162	8,039	4,859
Incentive fees	1,767	2,914	7,735	6,077
Administrative fees	234	198	668	502
Professional fees	162	155	539	406
Directors’ fees	64	73	189	220
Organizational costs	2	—	22	—
Interest expense on repurchase transactions	—	198	—	1,149
Other expenses	112	118	330	243
Total expenses before expenses recaptured	14,958	12,867	44,708	27,467
Expenses recaptured by Adviser	2	—	—	—
Total expenses	14,960	12,867	44,708	27,467
Net investment income	21,288	15,076	57,612	30,840
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(6)	391	100	407
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(11,254)	896	(13,849)	2,512
Net realized gain on short-term investments	—	148	—	676
Net realized and unrealized (loss) gain on investments	(11,260)	1,435	(13,749)	3,595
Net increase in Members’ Capital from operations	$10,028	$16,511	$43,863	$34,435
Basic and diluted:
Income per unit	$0.79	$1.73	$3.44	$3.60
Units outstanding	12,745,660	9,563,735	12,745,660	9,563,735

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2023	$198,894	$(2,876)	$196,018
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,357	5,357
Net realized gain on investments	—	253	253
Net change in unrealized appreciation/(depreciation) on investments	—	(2,143)	(2,143)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	125,000	—	125,000
Total Increase in Members’ Capital for the three months ended March 31, 2023	125,000	3,467	128,467
Members’ Capital at March 31, 2023	323,894	591	324,485
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	10,407	10,407
Net realized gain on investments	—	291	291
Net change in unrealized appreciation/(depreciation) on investments	—	3,759	3,759
Distributions to Members from:
Distributable earnings	—	(3,467)	(3,467)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	45,144	—	45,144
Total Increase in Members’ Capital for the three months ended June 30, 2023	45,144	10,990	56,134
Members’ Capital at June 30, 2023	369,038	11,581	380,619
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	15,076	15,076
Net realized gain on investments	—	539	539
Net change in unrealized appreciation/(depreciation) on investments	—	896	896
Distributions to Members from:
Distributable earnings	—	(14,825)	(14,825)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	51,663	—	51,663
Total Increase in Members’ Capital for the three months ended September 30, 2023	51,663	1,686	53,349
Members’ Capital at September 30, 2023	$420,701	$13,267	$433,968

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$468,001	$(7,791)	$460,210
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	17,245	17,245
Net realized gain on investments	—	109	109
Net change in unrealized appreciation/(depreciation) on investments	—	(5,142)	(5,142)
Distributions to Members from:
Distributable earnings	—	(5,754)	(5,754)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	32,324	—	32,324
Return of capital	(212)	—	(212)
Total Increase in Members’ Capital for the three months ended March 31, 2024	32,112	6,458	38,570
Members’ Capital at March 31, 2024	500,113	(1,333)	498,780
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	19,079	19,079
Net realized loss on investments	—	(3)	(3)
Net change in unrealized appreciation/(depreciation) on investments	—	2,547	2,547
Distributions to Members from:
Distributable earnings	—	(34,000)	(34,000)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	57,327	—	57,327
Return of capital	(376)	—	(376)
Offering costs	(17)	—	(17)
Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2024	56,934	(12,377)	44,557
Members’ Capital at June 30, 2024	557,047	(13,710)	543,337
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	21,288	21,288
Net realized loss on investments	—	(6)	(6)
Net change in unrealized appreciation/(depreciation) on investments	—	(11,254)	(11,254)
Distributions to Members from:
Distributable earnings	—	(24,000)	(24,000)
Net Decrease in Members’ Capital Resulting from Capital Activity:
Offering costs	(14)	—	(14)
Total Increase in Members’ Capital for the three months ended September 30, 2024	(14)	(13,972)	(13,986)
Members’ Capital at September 30, 2024	$557,033	$(27,682)	$529,351

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$43,863	$34,435
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(323,821)	(493,740)
Purchases of short-term investments	—	(266,108)
Interest income paid-in-kind	(7,171)	(3,155)
Proceeds from sales and paydowns of investments	184,483	84,110
Proceeds from sales of short-term investments	—	398,746
Net realized gain on investments	(100)	(407)
Change in net unrealized (appreciation)/depreciation on investments	13,849	(2,512)
Amortization of premium and accretion of discount, net	(6,163)	(2,669)
Amortization of deferred financing costs	2,438	1,009
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(1,874)	(2,446)
(Increase) decrease in receivable for investment sold	(577)	(593)
(Increase) decrease in due from Adviser	78	182
(Increase) decrease in prepaid and other assets	483	(42)
Increase (decrease) in payable for short-term investments purchased	—	(132,638)
Increase (decrease) incentive fee payable	7,735	6,077
Increase (decrease) distribution payable	—	(1,500)
Increase (decrease) management fees payable	431	1,273
Increase (decrease) interest and credit facility expense payable	2,062	3,213
Increase (decrease) directors’ fees payable	150	178
Increase (decrease) other accrued expenses and other liabilities	(236)	(154)
Net cash used in operating activities	(84,370)	(376,741)
Cash Flows from Financing Activities
Contribution from Members	103,517	221,807
Distributions to Members from distributable earnings	(63,754)	(18,292)
Distributions to Members from return of capital	(588)	—
Offering costs	(31)	—
Deferred financing costs paid	(2,716)	(1,086)
Proceeds from credit facilities	263,000	440,100
Repayment of credit facilities	(232,789)	(189,000)
Net cash provided by financing activities	66,639	453,529
Net (decrease) increase in cash and cash equivalents	(17,731)	76,788
Cash and cash equivalents, beginning of period	83,247	21,852
Cash and cash equivalents, end of period	$65,516	$98,640
Supplemental and non-cash financing activities
Interest expense paid	$21,242	$8,964
Decrease in Capital call receivable	$(13,866)	$—
Non-cash purchases of investments due to reorganization	$(326)	$—
Non-cash sales of investments due to reorganization	$326	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

As of September 30, 2024

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

In accordance with the Company’s LLC Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days after the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of September 30, 2024, the Company has sold 12,745,660 Units for an aggregate offering price of $1,274,566. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2024 was $3,682.

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

As of September 30, 2024

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $713 in organizational costs, of which $2 and $22 was expensed during the three and nine months ended September 30, 2024, respectively. Since inception, the Company has incurred $347 in offering costs, all of which were charged to Members’ Capital as of September 30, 2024.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2024, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

As of September 30, 2024

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

Fair Value Hierarchy: The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by GAAP into the three broad levels as follows::

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

As of September 30, 2024

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$881,821	$881,821
Equity	—	—	210	210
Cash equivalents	60,807	—	—	60,807
Total	$60,807	$—	$882,031	$942,838

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$742,916	$742,916
Cash equivalents	41,447	—	—	41,447
Total	$41,447	$—	$742,916	$784,363

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2024:

	Debt	Equity	Total
Balance, July 1, 2024	$947,025	$1,115	$948,140
Purchases	31,423	—	31,423
Sales and paydowns of investments	(88,738)	—	(88,738)
Amortization of premium and accretion of discount, net	2,640	—	2,640
Net realized loss	(6)	—	(6)
Net change in unrealized appreciation/(depreciation)	(10,523)	(905)	(11,428)
Balance, September 30, 2024	$881,821	$210	$882,031
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2024	$(9,591)	$(905)	$(10,496)

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

3.
Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2024	$742,916	$—	$742,916
Purchases, including payments received in-kind	331,318	—	331,318
Sales and paydowns of investments	(184,809)	—	(184,809)
Amortization of premium and accretion of discount, net	6,163	—	6,163
Net realized gain	100	—	100
Net change in unrealized appreciation/(depreciation)	(13,867)	210	(13,657)
Balance, September 30, 2024	$881,821	$210	$882,031
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2024	$(11,298)	$210	$(11,088)

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$826,217	Income Method	Discount Rate	7.7% to 19.8%	12.3%	Decrease
Debt	$52,279	Market Method	EBITDA Multiple	6.5x to 7.6x	7.1x	Increase
Debt	$3,325	Income Method	Discount Rate	8.0% to 8.9%	8.4%	Decrease
		Market Method	Indicative Bid	100.0% to 100.0%	100.0%	Increase
Equity	$210	Market Method	EBITDA Multiple	6.5x to 7.5x	7.0x	Increase

* Weighted based on fair value

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

4.
Agreements and Related Party Transactions

Advisory Agreement: On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On August 12, 2024, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2025.

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

As of September 30, 2024

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

For the three and nine months ended September 30, 2024, Management Fees incurred were $2,786 and $8,039, respectively, of which $2,786 remained payable as of September 30, 2024. For the three and nine months ended September 30, 2023, Management Fees incurred were $2,162 and $4,859, respectively, of which $2,162 remained payable as of September 30, 2023.

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

For the three and nine months ended September 30, 2024, Incentive Fees incurred were $1,767 and $7,735, respectively. For the three and nine months ended September 30, 2023, Incentive Fees incurred were $2,914 and $6,077, respectively. The Company has not made any incentive fee payments to the Adviser and as of September 30, 2024 and December 31, 2023, the Company's incentive fee payable to the Advisor was $18,714 and $10,979, respectively.

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

As of September 30, 2024

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

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to the Company or any of the Unitholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it. On August 12, 2024, the Company's Board renewed the Administrative Agreement for an additional one-year term until September 15, 2025.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

As of September 30, 2024

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

During the nine months ended September 30, 2024, the Company reimbursed the Adviser for costs incurred during the year ended December 31, 2022. The aggregate of such costs was $2 which included $0 for organizational costs and $2 for Company expenses. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the years ended December 31, 2023 and 2022 will expire on December 31, 2026 and 2025, respectively, and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually). As of September 30, 2024, the Adviser has expense reimbursements available for recoupment of $258, of which, $78 and $180 will expire on December 31, 2026 and 2025 respectively.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	September 2025	$9,918	$40	$—	$—
CG Buyer, LLC	July 2025	3,459	35	3,696	111
Comprehensive Logistics Co., LLC	March 2026	4,556	82	—	—
CSAT Holdings LLC	June 2028	3,934	63	3,934	59
D&D Buyer, LLC	October 2025	8,075	—	8,075	162
D&D Buyer, LLC	October 2028	2,307	—	2,307	46
Del Real, LLC	March 2028	4,079	—	4,079	—
Fenix Intermediate LLC	March 2026	11,607	302	—	—
Five Star Buyer, Inc.	February 2028	3,035	85	3,035	112
Five Star Buyer, Inc.	May 2024	—	—	3,035	112
Great Kitchens Food Company, Inc.	May 2029	6,902	110	—	—
Hoffmaster Group, Inc.	February 2028	2,096	15	2,096	—
HydroSource Logistics, LLC	April 2029	1,953	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	8,959	—
Red Robin International, Inc.	March 2027	939	30	1,566	13
Rising Pharma Holdings, Inc.	December 2026	1,550	6	1,981	44
RPM Purchaser, Inc.	September 2025	3,667	—	7,587	121
Signature Brands, LLC	March 2025	3,654	325	3,654	117
Sunland Asphalt & Construction, LLC	December 2024	4,968	—	8,033	24
VoltaGrid, LLC	September 2025	2,995	20	—	—
Total		$79,694	$1,113	$62,037	$921

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2024 and 2023, was as follows (See Note 1):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Units at beginning of period	12,745,660	7,364,560	10,709,060	7,364,560
Units issued and committed during the period	—	—	2,036,600	—
Units issued and committed at end of period	12,745,660	7,364,560	12,745,660	7,364,560

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2024.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2024, the Company was in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2024, the Borrower was in compliance with such covenants.

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

As of September 30, 2024

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

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2024 and December 31, 2023 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – September 30, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – September 30, 2024	$800,000	$400,000	$120,309
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2024 and December 31, 2023, borrowings under the Asset Based Credit Facility consisted entirely of Term Loans.

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

As of September 30, 2024 and December 31, 2023, $1,635 and $1,640, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $1,469 and $1,187, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of September 30, 2024	As of December 31, 2023
Principal amount outstanding on Term Loan	$400,000	$200,000
Deferred financing costs	(1,469)	(1,187)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$398,531	$198,813

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2024 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

7.
Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Credit Facilities interest expense	$8,532	$6,523	$23,149	$12,321
Undrawn commitment fees	423	141	1,599	656
Administrative fees	—	—	—	25
Amortization of deferred financing costs	876	385	2,438	1,009
Total	$9,831	$7,049	$27,186	$14,011
Weighted average interest rate	8.22%	7.69%	8.14%	7.36%
Average outstanding balance	$406,391	$331,854	$373,445	$220,799

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

During the three and nine months ended September 30, 2024 and 2023, the Company did not enter into or settle any Macquarie Transactions. As of September 30, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Macquarie.

The Company did not enter into Barclays Transactions during the nine months ended September 30, 2024. During the nine months ended September 30, 2023 the Company entered into Barclays Transactions on January 1, 2023, April 3, 2023, and June 30, 2023 which settled on January 25, 2023, April 25, 2023, and July 5, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Barclays.

Interest expense incurred on the Repurchase Obligations during the three months ended September 30, 2024 and 2023 was $0 and $198, respectively. Interest expense incurred on the Repurchase Obligations during the nine months ended September 30, 2024 and 2023 was $0 and $1,149, respectively.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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

As of September 30, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2024	December 31, 2023
Cost of investments for federal income tax purposes	$951,786	$779,654
Unrealized appreciation	$9,127	$8,396
Unrealized depreciation	$(18,075)	$(3,687)
Net unrealized (depreciation) appreciation on investments	$(8,948)	$4,709

The Company did not have any unrecognized tax benefits as of December 31, 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

10.
Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2024 and 2023 is presented below.

	For the nine months ended September 30,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$98.95	$99.57
Net Increase in Common Unitholder NAV from Prior Year(2)	0.17	0.10
Income from Investment Operations:
Net investment income	4.52	3.22
Net realized and unrealized (loss) gain	(1.08)	0.38
Total income from investment operations	3.44	3.60
Less Distributions:
From net investment income	(5.00)	(1.91)
Return of capital	(0.05)	—
Total distributions	(5.05)	(1.91)
Net Asset Value Per Unit (accrual base), End of Period	$97.51	$101.36
Unitholder Total Return(3)(4)	8.24%	10.73%
Unitholder IRR before incentive fee(5)	14.94%	14.75%
Unitholder IRR after incentive fee(5)	12.83%	12.57%
Ratios and Supplemental Data:
Members’ Capital, end of period	$529,351	$433,968
Units outstanding, end of period	12,745,660	9,563,735
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before expenses recaptured to average net asset(6)	11.62%	11.18%
Expense recaptured by Investment Advisor(4)	0.00%	0.00%
Ratio of total expenses to average net assets(7)	11.62%	11.18%
Ratio of financing cost to average net assets(4)	5.29%	4.26%
Ratio of net investment income before expense recapture to average net assets(6)	14.98%	12.55%
Ratio of net investment income to average net assets(7)	14.98%	12.55%
Ratio of incentive fees to average net assets(7)	2.01%	2.47%
Credit facility payable	$400,000	$381,789
Asset coverage ratio	2.32	2.14
Portfolio turnover rate(4)	21.72%	16.78%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2024 and 2023.
(2)
Adjustment to NAV per Unit is attributable to the 734,300 Units and 1,302,300 Units issued on January 18, 2024 and March 19 2024, respectively, and 1,025,550 Units issued on April 3, 2023 at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the nine months ended September 30, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before Advisor incentive fees is 14.94%. The IRR since inception for the Common Unitholders, after management fees, financing costs, operating expenses, and Advisor incentive fees is 12.83% through September 30, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.
(6)
Annualized except for organizational costs.
(7)
Annualized except for organizational costs and expenses reimbursed by the Advisor.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

As of September 30, 2024

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
•
a decline in interest rates could adversely impact our results as all of our investments bear interest based on floating rates;
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

On May 27, 2021 (“Inception Date”), the we and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company (“TAMCO”). On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors (the “Board”) approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the “Closing Period”) from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders.. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of September 30, 2024, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

In accordance with the Company’s amended and restated Limited Liability Company Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days after the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $2.0 thousand and $22.0 thousand was expensed during the three and nine months ended September 30, 2024, respectively. Since inception, we have incurred $0.3 million of offering costs all of which were charged directly to Members’ Capital as of September 30, 2024.

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

Investment Activity

As of September 30, 2024, our portfolio consisted of 47 debt investments and one equity investment. Based on fair values as of September 30, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term loans and revolving loans and 0.0% invested in an equity investment which was a warrant. A debt investment in one portfolio company was on non-accrual status as of September 30, 2024, representing 0.0% and 0.6% of our portfolio's fair value and cost, respectively.

As of December 31, 2023, our portfolio consisted of 32 debt investments and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were all senior secured term loans.

The table below describes our debt investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2024:

Industry	Percent of Total Investments
Food Products	16%
Containers & Packaging	13%
Commercial Services & Supplies	10%
Energy Equipment & Services	8%
Specialty Retail	7%
Hotels, Restaurants & Leisure	6%
Automobile Components	6%
Information Technology Services	4%
Household Durables	4%
Machinery	4%
Professional Services	4%
Ground Transportation	4%
Oil, Gas & Consumable Fuels	3%
Construction & Engineering	3%
Electrical Equipment	3%
Pharmaceuticals	2%
Transportation Infrastructure	2%
Technology Hardware, Storage and Peripherals	1%
Construction Materials	0%
Total	100%

Interest income including interest income paid-in-kind, was $36.2 million and $25.7 million for the three months ended September 30, 2024 and 2023, respectively.

Interest income including interest income paid-in-kind, was $99.2 million and $54.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Total investment income	$36,248	$27,943	$102,320	$58,307
Net expenses	14,960	12,867	44,708	27,467
Net investment income	21,288	15,076	57,612	30,840
Net realized (loss) gain on investments	(6)	391	100	407
Net change in unrealized appreciation/(depreciation) on investments	(11,254)	896	(13,849)	2,512
Net realized gain on short-term investments	—	148	—	676
Net increase in Members’ Capital from operations	$10,028	$16,511	$43,863	$34,435

Total investment income

Total investment income for the three months ended September 30, 2024 and 2023 was $36.2 million and $27.9 million, respectively, and included other fee income of $0 and $2.2 million, respectively. Total investment income for the nine months ended September 30, 2024 and 2023 was $102.3 million and $58.3 million, respectively, and included other fee income of $3.1 million and $4.2 million, respectively. The increase in total investment income during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to the increase in the number of debt investments in our portfolio, which increased to 47 as of September 30, 2024 compared to 30 as of September 30, 2023 in addition to increases in interest rates during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The decrease in other fee income for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily attributable to a decrease late closer fees received from investors purchasing Units during the closes which occurred during the three and nine months ended September 30, 2023 and did not occur during the three and nine months ended September 30, 2024 as there were no closes during the three months ended September 30, 2024.

Net investment income

Net investment income for the three months ended September 30, 2024 and 2023 was $21.3 million and $15.1 million, respectively. Net investment income for the nine months ended September 30, 2024 and 2023 was $57.6 million and $30.8 million, respectively. The increase in our net investment income during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to the increase in investment income as described above partially offset by an increase to expenses.

Expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Expenses
Interest and credit facility expenses	$9,831	$7,049	$27,186	$14,011
Management fees	2,786	2,162	8,039	4,859
Incentive fees	1,767	2,914	7,735	6,077
Administrative fees	234	198	668	502
Professional fees	162	155	539	406
Directors’ fees	64	73	189	220
Organizational costs	2	—	22	—
Interest expense on repurchase transactions	—	198	—	1,149
Other expenses	112	118	330	243
Total expenses before expenses recaptured	$14,958	$12,867	$44,708	$27,467
Expenses recaptured by Adviser	2	—	—	—
Total expenses	$14,960	$12,867	$44,708	$27,467

Our total expenses before expenses recaptured for the three months ended September 30, 2024 and 2023 were $15.0 million and $12.9 million, respectively. Our total expenses before expenses recaptured included management fees attributed to the Adviser of $2.8 million and $2.2 million as well as incentive fees of $1.8 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively.

Our total expenses before expenses recaptured for the nine months ended September 30, 2024 and 2023 were $44.7 million and $27.5 million, respectively. Our total expenses before expenses recaptured included management fees attributed to the Adviser of $8.0 million and $4.9 million as well as incentive fees of $7.7 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Total expenses include an expense recapture of $2.0 thousand and $0, for the three and nine months ended September 30, 2024, respectively. The expense recapture during the three months ended September 30, 2024 reflects Company Expenses (as defined in our Administration Agreement) that we incurred which fell below our annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, we will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually). As our expenses fell below the 12.5 basis point limit, we are required to reimburse the Adviser for amounts previously reimbursed by them to us.

Total expenses increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 due to increases in interest and credit facility expenses caused by a higher weighted average interest rate and higher average outstanding debt balance during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Management fees increased during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 due to the increase in the size of our portfolio of debt investments as previously described.

Incentive fees increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to an increase in net investment income. Incentive fees decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to a reduction in incentive fee which was due to the mark down of investments during the three months ended September 30, 2024.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2024 and 2023 was ($11.3) million and $0.9 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HOP Energy, LLC	Term Loan B	$(3,213)
HOP Energy, LLC	Term Loan	(2,331)
Florida Marine Transporters, LLC	Term Loan	(1,644)
Jones Industrial Holdings, Inc.	Term Loan	(971)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	(905)
Baxters North America, Inc.	Term Loan	(448)
Mark Andy, Inc.	Term Loan	(409)
Sigmatron International, Inc.	Term Loan	(397)
The HC Companies, Inc.	Term Loan	(372)
Propulsion Acquisition, LLC	Term Loan	(331)
VoltaGrid, LLC	Term Loan	740
All others	Various	(973)
Net change in unrealized appreciation/(depreciation)		$(11,254)

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

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2024 and 2023 was ($13.8) million and $2.5 million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HOP Energy, LLC	Term Loan B	$(5,346)
Mark Andy, Inc.	Term Loan	(2,337)
Signature Brands, LLC	Term Loan	(1,953)
HOP Energy, LLC	Term Loan	(1,550)
Follett Higher Education Group, Inc.	Term Loan	(1,405)
Harvey Gulf Holdings, LLC	Term Loan B	(1,046)
The HC Companies, Inc.	Term Loan	(1,006)
VoltaGrid, LLC	Term Loan	920
All others	Various	(126)
Net change in unrealized appreciation/(depreciation)		$(13,849)

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

Net realized (loss) gain on investments

During the three months ended September 30, 2024 and 2023 we incurred ($6.0) thousand and $0.4 million, respectively, in realized (losses) gains on investments. During the nine months ended September 30, 2024 and 2023 we incurred $0.1 million and $0.4 million, respectively, in realized gains on investments. Our realized loss on investments for the three months ended September 30, 2024 was entirely attributable to the partial disposition of the Great Kitchens Food Company term loan. Our realized gain on investments for the nine months ended September 30, 2024 was entirely attributable to the partial disposition of the Florida Marine Transporters, LLC term loan and was partially offset by realized losses on the Black Rock Coffee Holdings, LLC and Great Kitchens Food Company term loans.

Our realized gain on investments for the three months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain
Jones Industrial Holdings, Inc.	Term Loan	$129
Signature Brands, LLC	Term Loan	70
The HC Companies, Inc.	Term Loan	64
CSAT Holdings LLC	Term Loan	59
RPM Purchaser, Inc.	Term Loan B	37
All others	Various	32
Net realized gain		$391

Our realized gain on investments for the nine months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain
Jones Industrial Holdings, Inc.	Term Loan	$129
Signature Brands, LLC	Term Loan	70
The HC Companies, Inc.	Term Loan	64
CSAT Holdings LLC	Term Loan	59
RPM Purchaser, Inc.	Term Loan B	37
All others	Various	48
Net realized gain		$407

Net realized gain on short-term investments

During the three months ended September 30, 2024 and 2023 we incurred $0 and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2024 and 2023 we incurred $0 and $0.7 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our Net increase in Members’ Capital from operations during the three months ended September 30, 2024 and 2023 was $10.0 million and $16.5 million, respectively.

The change in Net increase in Members’ Capital from operations during the three months ended September 30, 2024 compared to the Net increase in Members' Capital during the three months ended September 30, 2023 was primarily due to net realized and unrealized losses of $11.3 million during the three months ended September 30, 2024 compared to net realized and unrealized gains of $1.4 million during the three months ended September 30, 2023 and was partially offset by the increase in net investment income discussed above.

Our Net increase in Members’ Capital from operations during the nine months ended September 30, 2024 and 2023 was $43.9 million and $34.4 million, respectively.

The change in Net increase in Members’ Capital from operations during the nine months ended September 30, 2024 compared to the Net increase in Members' Capital during the nine months ended September 30, 2023 was primarily due to the increase in net investment income discussed above, partially offset by net realized and unrealized losses of $13.7 million during the nine months ended September 30, 2024 compared to net realized and unrealized gains of $3.6 million during the nine months ended September 30, 2023.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. We also commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of September 30, 2024 and December 31, 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	September 30, 2024	December 31, 2023
Commitments	$1,274,566	$1,070,906
Undrawn commitments	$713,504	$599,495
Percentage of commitments funded	44.0%	44.0%
Units	12,745,660	10,709,060

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2024, we were in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2024, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2024 and December 31, 2023 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – September 30, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – September 30, 2024	$800,000	$400,000	$120,309
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2024 and December 31, 2023 borrowings under the Asset Based Credit Facility consisted entirely of Term Loans.

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

As of September 30, 2024 and December 31, 2023, $1.6 million and $1.6 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $1.5 million and $1.2 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2024 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2024 and 2023 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Credit Facilities interest expense	$8,532	$6,523	$23,149	$12,321
Undrawn commitment fees	423	141	1,599	656
Administrative fees	—	—	—	25
Amortization of deferred financing costs	876	385	2,438	1,009
Total	$9,831	$7,049	$27,186	$14,011
Weighted average interest rate	8.22%	7.69%	8.14%	7.36%
Average outstanding balance	$406,391	$331,854	$373,445	$220,799

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		September 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	September 2025	$9,918	$40	$—	$—
CG Buyer, LLC	July 2025	3,459	35	3,696	111
Comprehensive Logistics Co., LLC	March 2026	4,556	82	—	—
CSAT Holdings LLC	June 2028	3,934	63	3,934	59
D&D Buyer, LLC	October 2025	8,075	—	8,075	162
D&D Buyer, LLC	October 2028	2,307	—	2,307	46
Del Real, LLC	March 2028	4,079	—	4,079	—
Fenix Intermediate LLC	March 2026	11,607	302	—	—
Five Star Buyer, Inc.	February 2028	3,035	85	3,035	112
Five Star Buyer, Inc.	May 2024	—	—	3,035	112
Great Kitchens Food Company, Inc.	May 2029	6,902	110	—	—
Hoffmaster Group, Inc.	February 2028	2,096	15	2,096	—
HydroSource Logistics, LLC	April 2029	1,953	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	8,959	—
Red Robin International, Inc.	March 2027	939	30	1,566	13
Rising Pharma Holdings, Inc.	December 2026	1,550	6	1,981	44
RPM Purchaser, Inc.	September 2025	3,667	—	7,587	121
Signature Brands, LLC	March 2025	3,654	325	3,654	117
Sunland Asphalt & Construction, LLC	December 2024	4,968	—	8,033	24
VoltaGrid, LLC	September 2025	2,995	20	—	—
Total		$79,694	$1,113	$62,037	$921

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

During the three and nine months ended September 30, 2024 and 2023, we did not enter into or settle any Macquarie Transactions. As of September 30, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Macquarie.

We did not enter into any Barclays Transactions during the nine months ended September 30, 2024. During the nine months ended September 30, 2023 we entered into Barclays Transactions on January 1, 2023, April 3, 2023, and June 30, 2023 which settled on January 25, 2023, April 25, 2023, and July 5, 2023, respectively. As of September 30, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Barclays.

Interest expense incurred on the Repurchase Obligations during the three months ended September 30, 2024 and 2023 was $0 and $0.2 million, respectively. Interest expense incurred on the Repurchase Obligations during the nine months ended September 30, 2024 and 2023 was $0 and $1.1 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$27,440	$12,167	$15,273
Up 200 basis points	18,294	8,111	10,183
Up 100 basis points	9,147	4,056	5,091
Down 100 basis points	(9,057)	(4,056)	(5,001)
Down 200 basis points	(17,902)	(8,111)	(9,791)
Down 300 basis points	(26,131)	(12,167)	(13,964)

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

TCW DIRECT LENDING VIII LLC
Date: November 12, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 12, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer