Form 10-K
period 2024-12-31
TCW Direct Lending VIII LLC
filed 2025-03-27
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 26, 2025 was 12,745,660.

Documents Incorporated by Reference

TCW Direct Lending VIII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2024, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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
•
a decline in interest rates could adversely impact our results as all of our debt investments bear interest based on floating rates;
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

On January 6, 2023, our board of directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of December 31, 2024, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that will use the same investment strategy employed by the Private Credit Group over the past 24 years.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $195.3 billion of assets as of December 31, 2024. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including TCW Direct Lending LLC and TCW Direct Lending VII LLC (together with their five predecessor funds, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

The Private Credit Group

The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group launched the Company as its eighth Direct Lending Fund. The Private Credit Group is led by Richard Miller and currently includes a group of 35 investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

We employ the investment approach and strategy the Private Credit Group developed and implemented over the past 24 years of investing in the middle markets. The approach focuses on the fundamental objectives of preserving capital and generating attractive risk-adjusted returns.

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

The Advisory Agreement was approved by our board of directors at the initial board meeting. On August 12, 2024, the Advisory Agreement was reapproved by our board of directors to remain in effect for an additional one-year term through September 15, 2025.. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

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

Administration Agreement

We entered into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC ("TAMCO" or the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. On August 12, 2024, the Administration Agreement was reapproved by our board of directors. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records and otherwise assist with our compliance with BDC and RIC rules, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Unitholders and reports and other materials to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value, oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator, subject to review of our board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

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

On January 6, 2023, our board of directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of December 31, 2024 we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

Insider Trading Policy

We and the Adviser have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors and officers that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

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

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in the past, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, failures in the banking sector have caused significant disruption and volatility in U.S. and global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not reoccur which could lead to a period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

War in Israel and Global Geopolitical Risk. On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The militants launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. The intensity and duration of Israel’s war against Hamas is difficult to predict, as are the war’s impacts on global geopolitical stability. Any deterioration in credit markets resulting directly or indirectly from the recent attack by Hamas on Israel from the Gaza Strip could limit the Fund’s ability to obtain external financing. As a result, a downturn in the worldwide economy resulting from these global geopolitical conflicts, as well as others that may arise, could have a material adverse effect on the financial condition of the Fund.

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

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in global markets. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through a entity-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

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
•
Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
•
Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Adviser maintains a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Adviser’s cybersecurity systems.
•
Education and Awareness: The Adviser provides regular, mandatory training for all levels of personnel regarding cybersecurity threats as a means to equip the Adviser’s personnel with effective tools to address cybersecurity threats, and to communicate the Adviser’s evolving information security policies, standards, processes, and practices.

The Adviser conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Adviser’s employees. The results of such assessments and reviews are evaluated by management, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board receives annual updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company’. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2024, we have begun accepting subscription agreements from investors for the private sale of our Common Units. On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million.

As of December 31, 2024, we have issued and sold 12,745,660 Units at an aggregate purchase price of $1.3 billion to our investors including 10 units issued and outstanding to TAMCO. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

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

As of December 31, 2024, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $27.0 thousand was expensed during the year ended December 31, 2024. Since inception, we have incurred $0.3 million of offering costs which were charged directly to Members’ Capital as of December 31, 2024.

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

Investment Activity

As of December 31, 2024, our portfolio consisted of 50 debt investments and two equity investments. Based on fair values as of December 31, 2024, our portfolio was 100.0% invested in debt investments which all senior secured term loans and revolving loans and 0.0% invested in equity investments which were warrants. A debt investment in one portfolio company was on non-accrual status as of December 31, 2024, representing 0.0% and 0.6% of our portfolio's fair value and cost, respectively.

As of December 31, 2023, our portfolio consisted of 32 debt investments and no equity investments. Based on fair values as of December 31, 2023, our portfolio was 100.0% invested in debt investments which were mostly senior, secured term loans.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2024:

Industry	Percent of Total Investments
Containers & Packaging	12%
Food Products	11%
Commercial Services & Supplies	10%
Energy Equipment & Services	7%
Specialty Retail	7%
Hotels, Restaurants & Leisure	6%
Health Care Equipment & Supplies	6%
Automobile Components	5%
Information Technology Services	4%
Machinery	4%
Household Durables	4%
Ground Transportation	3%
Professional Services	3%
Electrical Equipment	3%
Construction & Engineering	3%
Oil, Gas & Consumable Fuels	3%
Software	3%
Paper & Forest Products	3%
Transportation Infrastructure	2%
Technology Hardware, Storage and Peripherals	1%
Total	100%

Interest income including interest income paid-in-kind, was $133.1 million, $83.6 million, and $20.3 million for the years ended December 31, 2024, 2023, and 2022 respectively.

Results of Operations

Our operating results for the years ended December 31, 2024, 2023, and 2022 were as follows (dollar amounts in thousands):

	For the year ended December 31,
	2024	2023	2022
Total investment income	$136,266	$87,864	$21,210
Net expenses	60,662	41,026	10,488
Net investment income	75,604	46,838	10,722
Net realized gain (loss) on investments	115	412	(4)
Net change in unrealized appreciation/(depreciation) on investments	(15,078)	3,696	92
Net realized gain on short-term investments	-	676	97
Net increase in Members’ Capital from operations	$60,641	$51,622	$10,907

Total investment income

Total investment income for the years ended December 31, 2024, 2023, and 2022 was $136.3 million, $87.9 million, and $21.2 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest income	$123,857	$79,739	$19,702
Interest income paid-in-kind	9,207	3,832	561
Other fee income	3,202	4,293	947
Total investment income	$136,266	$87,864	$21,210

The increase in total investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to the increase in our portfolio of the number of debt investments, which increased to 50 as of December 31, 2024 compared to 32 as of December 31, 2023 in addition to increases in interest rates during the year ended December 31, 2024 compared to the year ended December 31, 2023. These increases were partially offset by a decrease in other fee income for the year ended December 31, 2024 compared to the year ended December 31, 2023 which was primarily attributable to a decrease late closer fees received from investors purchasing Units during the fourth, fifth, and sixth closes during the year ended December 31, 2023 that did not occur during the year ended December 31, 2024.

The increase in total investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to the increase in our portfolio of the number of debt investments, which increased to 32 as of December 31, 2023 compared to 16 as of December 31, 2022 in addition to increases in interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2024. Additionally, other fee income for the years ended December 31, 2023 and December 31, 2022 was $4.3 million and $0.9 million, respectively. The increase in other fee income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to late closer fees received from investors purchasing Units during the fourth, fifth, and sixth closes during the year ended December 31, 2023 that did not occur during the year ended December 31, 2022.

Total expenses

Expenses for the years ended December 31, 2024, 2023, and 2022 were as follows (dollar amounts in thousands):

	For the year ended December 31,
	2024	2023	2022
Expenses
Interest and credit facilities expenses	$36,728	$21,705	$3,709
Management fees (Note 4)	11,009	7,214	2,256
Incentive fees (Note 4)	10,696	9,106	1,873
Administrative fees	904	705	476
Professional fees	643	555	345
Directors’ fees	247	301	362
Organizational costs	27	29	158
Interest expense on repurchase transactions	—	1,149	780
Other expenses	408	340	128
Total expenses before expenses recaptured/(reimbursed)	60,662	41,104	10,087
Expenses recaptured by related party	—	—	583
Expenses reimbursed by Adviser	—	(78)	(182)
Total expenses	$60,662	$41,026	$10,488

Our total expenses for the years ended December 31, 2024, 2023, and 2022 were $60.7 million, $41.0 million, and $10.5 million, respectively. Our total expenses include management fees attributed to the Adviser of $11.0 million, $7.2 million, and $2.3 million; and incentive fees of $10.7 million, $9.1 million, and $1.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Total expenses increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to increases in interest and credit facility expenses caused by a higher weighted average interest rate and higher average outstanding debt balance during the year ended December 31, 2024 compared to the year ended December 31, 2023. In addition, management fees increased during the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the increase in the size of our portfolio of debt investments as previously described. Incentive fees also increased during the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the increase in net investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023. These expense increases were partially offset by a decrease in interest expense on repurchase transactions which decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023 as we did not enter into any repurchase transactions during the year ended December 31, 2024.

Total expenses increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to increases in interest and credit facility expenses caused by a higher weighted average interest rate and higher average outstanding debt balance during the year ended December 31, 2023 compared to the year ended December 31, 2022. In addition, management fees increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the increase in the size of our portfolio of debt investments as previously described. Incentive fees also increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 as the Adviser became eligible to earn incentives fees beginning in October 2022 once we surpassed the 8% hurdle rate. Furthermore, interest expense on repurchase transactions increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to increases in interest rates during the current year as compared to the previous year.

Net investment income

Net investment income for the years ended December 31, 2024, 2023, and 2022 was $75.6 million, $46.8 million, and $10.7 million, respectively. The increase in our net investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 as well as the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily due to the increase in investment income as described above partially offset by an increase to expenses.

Net realized gain/(loss) on investments

Our net realized gain/(loss) on investments for the years ended December 31, 2024, 2023, and 2022 was $0.1 million, $0.4 million and ($3.6) thousand, respectively. Our net realized gain on investments during the year ended December 31, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Florida Marine Transporters, LLC	Term Loan B	$109
Connect America.com, LLC	Last Out Term Loan	15
Great Kitchens Food Company, Inc.	Term Loan	(7)
Black Rock Coffee Holdings, LLC	Incremental Term Loan	(2)
Net realized gain		$115

Our net realized gain on investments during the year ended December 31, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the years ended December 31, 2024, 2023, and 2022 was ($15.1) million, $3.7 million, and $0.1 million, respectively. Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Baxters North America, Inc.	Term Loan	$1,222
VoltaGrid, LLC	Term Loan	823
Harvey Gulf Holdings, LLC	Term Loan B	(1,046)
Del Real, LLC	Term Loan	(1,142)
Follett Higher Education Group, Inc.	Term Loan	(1,166)
The HC Companies, Inc.	Term Loan	(1,333)
HOP Energy, LLC	Term Loan	(1,739)
Signature Brands, LLC	Term Loan	(2,206)
Mark Andy, Inc.	Term Loan	(3,195)
HOP Energy, LLC	Term Loan B	(5,346)
All others	Various	50
Net change in unrealized appreciation/(depreciation)		$(15,078)

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

Net realized gain on short-term investments

During the years ended December 31, 2024, 2023, and 2022 we incurred $0, $0.7 million, and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the years ended December 31, 2024, 2023, and 2022 was $60.6 million, $51.6 million, and $10.9 million, respectively.

The increase during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to the increase in net investment income partially offset by the net realized and unrealized losses on investments described above.

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

As of December 31, 2024 and December 31, 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Commitments	$1,274,566	$1,070,906
Undrawn commitments	$623,504	$599,495
Percentage of commitments funded	51.1%	44.0%
Units	12,745,660	10,709,060

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2024, we were in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2024, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of December 31, 2024 and 2023 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of December 31, 2024 and December 31, 2023 borrowings under the Asset Based Credit Facility consisted entirely of Term Loans.

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

As of December 31, 2024 and December 31, 2023, $1.2 million and $1.6 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $1.1 million and $1.2 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2024 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our details; credit, market and liquidity risk and events; financial health of us; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2024, 2023, and 2022 was as follows (dollar amounts in thousands):

	Year ended December 31,
	2024	2023	2022
Credit facilities interest expense	$31,370	$19,278	$2,408
Undrawn commitment fees	2,037	887	679
Administrative fees	—	25	56
Amortization of deferred financing costs	3,321	1,515	566
Total	$36,728	$21,705	$3,709
Weighted average interest rate	7.97%	7.51%	4.60%
Average outstanding balance	$387,186	$253,114	$63,251

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2024 and December 31, 2023 (dollar amounts in thousands):

		December 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	September 2025	$9,918	$—	$—	$—
CF Newco, Inc.	December 2029	527	5	—	—
CG Buyer, LLC	July 2025	3,252	7	3,696	111
Comprehensive Logistics Co., LLC	March 2026	2,657	56	—	—
CSAT Holdings LLC	June 2028	2,885	52	3,934	59
D&D Buyer, LLC	October 2025	2,653	—	8,075	162
D&D Buyer, LLC	October 2028	2,076	—	2,307	46
Del Real, LLC	March 2028	—	—	4,079	—
Fenix Intermediate LLC	March 2026	11,607	395	—	—
Five Star Buyer, Inc.	May 2024	—	—	3,035	112
Five Star Buyer, Inc.	February 2028	1,517	47	3,035	112
Great Kitchens Food Company, Inc.	May 2029	6,902	55	—	—
Hoffmaster Group, Inc.	February 2028	2,096	6	2,096	—
HydroSource Logistics, LLC	April 2029	1,329	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	8,959	—
Pallet Logistics of America, LLC	November 2026	1,514	30	—	—
Pallet Logistics of America, LLC	November 2029	3,027	61	—	—
Red Robin International, Inc.	March 2027	752	22	1,566	13
Rising Pharma Holdings, Inc.	December 2026	—	—	1,981	44
RPM Purchaser, Inc.	September 2025	3,667	—	7,587	121
Signature Brands, LLC	March 2025	3,654	350	3,654	117
Sunland Asphalt & Construction, LLC	December 2024	—	—	8,033	24
VoltaGrid, LLC	September 2025	2,995	24	—	—
Total		$63,028	$1,110	$62,037	$921

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

During the year ended December 31, 2024, we did not enter into any Barclays Transactions. The Barclays Transactions entered into during the years ended December 31, 2023 and 2022 had an average principal balance of $134.9 million and $160.7 million, respectively, and a weighted average interest rate of 4.86% and 1.66%, respectively. As of December 31, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Barclays.

The net proceeds we received from the Barclays Transactions during the years ended December 31, 2023 and 2022 was a net loss of $0.5 million (comprised of interest expense of $1.1 million net of realized gains on short-term investments of $0.7 million) and $0.4 million (comprised of interest expense of $0.5 million net of realized gains on short-term investments of $0.1 million), respectively.

During the years ended December 31, 2024 and 2023, we did not enter into or settle any Macquarie Transactions.

The Macquarie Transactions entered into by us during the year ended December 31, 2022 had an average principal balance of $25.2 million and a weighted average interest rate of 3.38%. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the tables below, as stipulated in the respective repurchase agreements.

As of December 31, 2024 and December 31, 2023, we had no outstanding Repurchase Obligations with Macquarie.

The net proceeds received from Macquarie Transactions during the ended December 31, 2022 was a net loss of $0.3 million comprised entirely of interest expense.

No interest expense was incurred on Repurchase Obligations during the year ended December 31, 2024. Interest expense incurred on the Repurchase Obligations during the years ended December 31, 2023 and 2022 was as follows (dollar amounts in thousands):

	For the year ended December 31,
	2023	2022
Barclays Transactions	$1,149	$510
Macquarie Transactions	—	270
Total Interest expense on repurchase transactions	$1,149	$780

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of December 31, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our December 31, 2024 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$29,455	$12,167	$17,288
Up 200 basis points	19,636	8,111	11,525
Up 100 basis points	9,818	4,056	5,762
Down 100 basis points	(9,646)	(4,056)	(5,590)
Down 200 basis points	(19,137)	(8,111)	(11,026)
Down 300 basis points	(25,644)	(12,167)	(13,477)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

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

3.4

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement, dated May 24, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2022)

3.5

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement, dated January 6, 2023 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2024)

3.6

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement, dated July 26, 2023 (incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 3, 2023)

3.7

Amendment No. 4 to Amended and Restated Limited Liability Company Agreement, dated February 16, 2024 (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2024)

10.1

Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.2

Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.3

Revolving Credit Agreement, dated as of March 8, 2022, among TCW Direct Lending VIII LLC, as borrower, and PNC Bank National Association, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2022)

10.4

Credit and Security Agreement, dated as of September 13, 2022, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference from the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022)

10.5

Amendment No. 1 to Credit and Security Agreement, dated as of August 11, 2023, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.5 the Company's Quarterly Report on form 10-Q filed on November 8, 2023)

10.6

Amendment No. 2 to Credit and Security Agreement, dated as of February 2, 2024, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2024)

10.7*

First Amendment to Revolving Credit Agreement dated as of March 7, 2025, by and among TCW Direct Lending VIII LLC, as Borrower, PNC Bank National Association as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents.

19.1*	Insider Trading Policy

21.1*	Subsidiaries of TCW Direct Lending VIII LLC

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW DIRECT LENDING VIII LLC

Date: March 26, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 26, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 26, 2025	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 26, 2025	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 26, 2025	By:	/s/ Sheila A. Finnerty
Sheila A. Finnerty
Director

Date: March 26, 2025	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 26, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VIII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VIII LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for the years ended December 31, 2024, 2023 and 2022, and for the period from May 27, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and the financial highlights for the years ended December 31, 2024, 2023, and 2022, and the period from May 27, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and portfolio companies; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt securities, which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $942,127,694 as of December 31, 2024.

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
•
For selected investments, we utilized fair value specialists to assist in validating the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the internal assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

March 26, 2025

We have served as the auditor of one or more investment companies within the group of investment companies since 2014.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 10.83% (SOFR + 6.50%, 1.75% Floor)	4.7%	$29,787,749	03/28/29	$29,023,229	$28,774,966
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.83% (SOFR + 6.50%, 1.75% Floor)	0.3%	1,786,372	03/28/29	1,786,372	1,725,635
	Superior Industries International, Inc.	08/14/24	Term Loan - 11.88% (SOFR + 7.50%, 2.50% Floor)	3.3%	20,407,179	12/15/28	19,942,091	20,039,850
				8.3%			50,751,692	50,540,451
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 12.84% (SOFR + 8.25%, 2.00% Floor)	4.6%	28,871,994	06/30/28	28,171,683	28,352,298
	CSAT Holdings LLC	06/30/23	Revolver - 12.71% (SOFR + 8.25%, 2.00% Floor)	0.2%	1,049,128	06/30/28	1,049,128	1,030,244
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 11.46% (SOFR + 7.00%, 2.00% Floor)	0.7%	4,247,728	07/31/28	4,193,023	4,281,710
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 11.46% (SOFR + 7.00%, 2.00% Floor)	2.9%	17,869,096	07/31/28	17,437,663	18,012,049
	Comprehensive Logistics Co., LLC	03/26/24	Revolver - 11.44% (SOFR + 7.00%, 2.00% Floor)	0.3%	1,898,179	03/26/26	1,898,179	1,858,317
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.46% (SOFR + 7.00%, 2.00% Floor)	5.7%	35,389,170	03/26/26	34,898,845	34,645,998
				14.4%			87,648,521	88,180,616
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.96% (SOFR + 6.50%, 1.75% Floor)	1.3%	8,013,166	06/16/28	8,013,166	8,173,429
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.96% (SOFR + 6.50%, 1.75% Floor)	3.2%	19,070,701	06/16/28	18,582,347	19,452,115
				4.5%			26,595,513	27,625,544
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 11.86% (SOFR + 7.50%, 2.00% Floor)	6.3%	40,222,800	08/01/28	39,502,884	38,372,551
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 11.84% (SOFR + 7.50%, 2.00% Floor)	3.7%	23,643,338	08/01/28	23,139,008	22,555,744
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.82% (SOFR + 6.25%, 2.00% Floor)	3.5%	21,345,493	02/24/28	21,198,454	21,281,457
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.82% (SOFR + 6.25%, 2.00% Floor)	3.2%	19,312,015	02/24/28	19,004,042	19,254,079
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 12.99% (SOFR + 8.25%, 1.00% Floor)	2.3%	14,295,028	06/30/27	14,113,725	14,023,422
				19.0%			116,958,113	115,487,253
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 10.93% (SOFR + 6.50%, 4.00% Floor)	4.8%	29,720,581	02/28/29	28,659,576	29,482,816
				4.8%			28,659,576	29,482,816

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Energy Equipment & Services
	Harvey Gulf Holdings, LLC	01/19/24	Term Loan B - 10.61% (SOFR + 6.25%, 2.00% Floor)	6.7%	$41,115,842	01/19/29	$40,815,030	$41,033,611
	HydroSource Logistics, LLC	04/05/24	Revolver - 13.12% (SOFR + 8.50%, 2.00% Floor)	0.1%	569,454	04/04/29	569,454	569,454
	HydroSource Logistics, LLC	04/05/24	Term Loan - 13.09% (SOFR + 8.50%, 2.00% Floor)	4.5%	27,348,048	04/04/29	26,652,732	27,348,048
				11.3%			68,037,216	68,951,113
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 11.76% (SOFR + 7.25%, 1.75% Floor)	5.8%	35,793,900	05/31/28	35,156,570	35,256,991
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 10.36% (SOFR + 6.00%, 1.25% Floor)	6.6%	40,917,048	05/31/29	40,076,314	40,589,711
	Signature Brands, LLC	05/05/23	Term Loan - 14.28% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	4.7%	31,857,043	05/04/28	31,368,271	28,798,767
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.97% (SOFR + 6.50%, 1.75% Floor)	0.3%	1,826,949	02/14/25	1,826,949	1,810,506
				17.4%			108,428,104	106,455,975
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.72% (SOFR + 6.25%, 2.00% Floor)	0.6%	3,890,628	09/11/28	3,890,628	3,890,628
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.72% (SOFR + 6.25%, 2.00% Floor)	4.6%	27,471,811	09/11/28	26,837,925	27,911,360
				5.2%			30,728,553	31,801,988
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 9.83% (SOFR + 5.50%, 1.75% Floor)	8.5%	52,443,911	10/11/29	51,614,738	51,709,696
				8.5%			51,614,738	51,709,696
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 11.28% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	3.1%	18,884,078	09/30/26	18,834,482	18,884,078
	Black Rock Coffee Holdings, LLC	05/31/24	Incremental Term Loan - 11.28% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	0.8%	4,934,770	09/30/26	4,787,582	4,934,770
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.66% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	3.2%	20,290,390	02/23/28	19,762,480	19,661,388
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.66% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	0.1%	710,698	02/23/28	710,698	688,667
	Red Robin International, Inc.	04/11/22	Revolver - 12.14% (SOFR + 7.50%, 1.00% Floor)	0.3%	1,753,709	03/04/27	1,753,709	1,702,852
	Red Robin International, Inc.	04/11/22	Term Loan - 12.21% (SOFR + 7.50%, 1.00% Floor)	1.7%	10,614,365	03/04/27	10,457,144	10,306,549
				9.2%			56,306,095	56,178,304
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 13.67% (SOFR + 8.75%, 1.00% Floor)	5.8%	35,454,800	07/08/27	35,098,310	35,383,890
				5.8%			35,098,310	35,383,890

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 11.66% (SOFR + 7.00%, 2.00% Floor)	6.5%	$39,276,649	05/09/27	$38,930,659	$39,669,415
				6.5%			38,930,659	39,669,415
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.23% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	3.8%	26,560,127	06/16/28	26,109,462	23,027,630
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 11.59% (SOFR + 7.00%, 1.00% Floor)	2.3%	15,438,898	10/03/26	15,236,005	14,358,175
				6.1%			41,345,467	37,385,805
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	02/29/24	Term Loan B - 14.85% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	5,608,985	12/09/27	5,345,831	—
	HOP Energy, LLC	06/17/22	Term Loan - 13.85% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	3.9%	26,585,030	12/09/27	26,356,060	24,112,623
				3.9%			31,701,891	24,112,623
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 11.01% (SOFR + 6.50%, 1.00% Floor)	3.9%	24,218,954	03/02/27	23,656,354	23,734,575
				3.9%			23,656,354	23,734,575
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.23% (SOFR + 6.88%, 1.50% Floor)	5.1%	31,631,167	03/02/27	31,349,501	31,441,380
				5.1%			31,349,501	31,441,380
Software
	Pango Group	12/09/24	Term Loan - 10.68% (SOFR + 6.25%, 1.50% Floor)	3.7%	22,838,494	12/10/29	22,595,637	22,610,109
	Pango Group	12/09/24	Revolver - 10.68% (SOFR + 6.25%, 1.50% Floor)	0.2%	1,229,765	12/10/29	1,229,765	1,217,467
				3.9%			23,825,402	23,827,576
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 11.43% (SOFR + 7.00%, 2.00% Floor)	5.2%	31,977,969	10/04/28	31,180,450	32,041,924
	D&D Buyer, LLC	10/04/23	Revolver - 11.43% (SOFR + 7.00%, 2.00% Floor)	0.2%	1,384,328	10/04/28	1,384,328	1,384,328
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 11.62% (SOFR + 7.00%, 2.00% Floor)	0.9%	5,408,395	10/04/28	5,408,395	5,408,395
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 11.46% inc PIK (SOFR + 7.00%, 2.00% Floor, 3.00% PIK)	4.9%	31,365,026	02/01/28	31,110,590	30,016,330
				11.2%			69,083,763	68,850,977

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.97% inc PIK (SOFR + 8.50%, 1.00% Floor, 1.00% PIK)	1.8%	$11,645,363	07/18/27	$11,532,443	$10,725,380
				1.8%			11,532,443	10,725,380
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.36% (SOFR + 7.00%, 1.50% Floor)	0.1%	441,787	07/19/28	441,787	440,904
	CG Buyer, LLC	07/19/23	Term Loan - 11.36% (SOFR + 7.00%, 1.50% Floor)	3.3%	19,956,923	07/19/28	19,572,468	19,917,009
				3.4%			20,014,255	20,357,913
	Total Debt Investments(3)			154.2%			952,266,166	941,903,290

	EQUITY
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.(2)(4)	12/01/24	Warrant, expires 12/1/29	0.0%	26,385		41,412	41,412
				0.0%			41,412	41,412
Energy Equipment & Services
	HydroSource Logistics, LLC (2)(4)	04/05/24	Warrant, expires 4/4/34	0.0%	380		—	182,992
				0.0%			—	182,992
	Total Equity Investments			0.0%			41,412	224,404
	Total Debt & Equity Investments			154.2%			952,307,578	942,127,694
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.39%, Class X (FGXXX)			14.4%	87,815,228		87,815,228	87,815,228
	Total Cash Equivalents			14.4%	87,815,228		87,815,228	87,815,228
	Total Investments (168.5%)						$1,040,122,806	$1,029,942,922
	Net unrealized depreciation on unfunded commitments (0.2%)							(1,110,046)
	Liabilities in Excess of Other Assets (68.3%)							$(417,603,413)
	Net Assets (100.0%)							$611,229,463

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
Non-income producing.

(3)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities was $224,404, or 0.0% of the Company’s total assets.

(5)
Investment is in default as of December 31, 2024.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $464,918,831 and $259,464,572, respectively, for the period ended December 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Consolidated Schedule of Investments (Continued)

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

Consolidated Schedule of Investments (Continued)

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $536,888,682 and $107,516,528, respectively, for the period ended December 31, 2023 Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2024

	As of December 31,	As of December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $952,308 and $738,207, respectively)	$942,128	$742,916
Cash and cash equivalents	92,946	83,247
Capital call receivable	—	13,866
Interest income receivable	6,311	5,777
Receivable for investment sold	156	—
Due from adviser	—	78
Deferred financing costs	1,150	1,640
Prepaid and other assets	74	578
Total Assets	$1,042,765	$848,102
Liabilities
Term loan (net of $1,081 and $1,187 of deferred financing costs, respectively)	$398,919	$198,813
Incentive fee payable	21,675	10,979
Interest and credit facility expense payable	5,910	4,032
Management fees payable	2,970	2,355
Unrealized depreciation on unfunded commitments	1,110	921
Revolving credit facilities payable	—	169,789
Directors' fees payable	—	11
Other accrued expenses and other liabilities	952	992
Total Liabilities	431,536	387,892
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (12,745,660 and 10,709,060 units issued and outstanding, respectively)	1,274,566	1,070,906
Common Unitholders’ undrawn commitment: (12,745,660 and 10,709,060 units issued and outstanding, respectively)	(623,504)	(599,495)
Common Unitholders’ return of capital	(5,941)	(3,094)
Common Unitholders’ offering costs	(347)	(316)
Common Unitholders’ capital	644,774	468,001
Accumulated overdistributed earnings	(33,545)	(7,791)
Total Members’ Capital	611,229	460,210
Total Liabilities and Members’ Capital	$1,042,765	$848,102
Net Asset Value Per Unit (accrual base) (Note 11)(1)	$96.87	$98.95

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2024

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
	2024	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$123,857	$79,739	$19,702
Interest income paid-in-kind	9,207	3,832	561
Other fee income	3,202	4,293	947
Total investment income	136,266	87,864	21,210
Expenses
Interest and credit facilities expenses	36,728	21,705	3,709
Management fees (Note 4)	11,009	7,214	2,256
Incentive fees (Note 4)	10,696	9,106	1,873
Administrative fees	904	705	476
Professional fees	643	555	345
Directors’ fees	247	301	362
Organizational costs	27	29	158
Interest expense on repurchase transactions	—	1,149	780
Other expenses	408	340	128
Total expenses before expenses recaptured/(reimbursed)	60,662	41,104	10,087
Expenses recaptured by related party	—	—	583
Expenses reimbursed by Adviser	—	(78)	(182)
Total expenses	60,662	41,026	10,488
Net investment income	75,604	46,838	10,722
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	115	412	(4)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(15,078)	3,696	92
Net realized gain on short-term investments	—	676	97
Net realized and unrealized (loss) gain on investments	(14,963)	4,784	185
Net increase in Members’ Capital from operations	$60,641	$51,622	$10,907
Basic and diluted:
Income per unit	$4.76	$4.82	$1.48
Units outstanding	12,745,660	10,709,060	7,364,550

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

December 31, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at December 31, 2021	1	—	1
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	10,722	10,722
Net realized gain on investments	—	93	93
Net change in unrealized appreciation/(depreciation) on investments	—	92	92
Distributions to Members from:
Distributable earnings	—	(13,783)	(13,783)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	199,186	—	199,186
Offering costs	(293)	—	(293)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2022	198,893	(2,876)	196,017
Members’ Capital at December 31, 2022	198,894	(2,876)	196,018
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	46,838	46,838
Net realized gain on investments	—	1,088	1,088
Net change in unrealized appreciation/(depreciation) on investments	—	3,696	3,696
Distributions to Members from:
Distributable earnings	—	(56,537)	(56,537)
Return of capital	(3,094)	—	(3,094)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	272,224	—	272,224
Offering costs	(23)	—	(23)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2023	269,107	(4,915)	264,192
Members’ Capital at December 31, 2023	468,001	(7,791)	460,210
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	75,604	75,604
Net realized gain on investments	—	115	115
Net change in unrealized appreciation/(depreciation) on investments	—	(15,078)	(15,078)
Distributions to Members from:
Distributable earnings	—	(86,395)	(86,395)
Return of capital	(2,847)	—	(2,847)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	179,651	—	179,651
Offering costs	(31)	—	(31)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2024	176,773	(25,754)	151,019
Members’ Capital at December 31, 2024	$644,774	$(33,545)	$611,229

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2024

	For the year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$60,641	$51,622	$10,907
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(455,712)	(533,057)	(331,973)
Purchases of short-term investments	—	(266,108)	(132,638)
Interest income paid-in-kind	(9,207)	(3,832)	(561)
Proceeds from sales and paydowns of investments	259,465	107,517	29,520
Proceeds from sales of short-term investments (net of $0, $676 and $97 realized gain on short term investments, respectively)	—	398,746	—
Realized (gain) loss on investments	(115)	(412)	4
Change in net unrealized (appreciation)/depreciation on investments	15,078	(3,696)	(92)
Amortization of premium and accretion of discount, net	(8,531)	(4,085)	(1,325)
Amortization of deferred financing costs	3,321	1,515	566
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(534)	(3,063)	(2,714)
(Increase) decrease in receivable for investment sold	(156)	31	(31)
(Increase) decrease in organizational costs due from related party	—	—	504
(Increase) decrease in directors' fees due from related party	—	—	14
(Increase) decrease in deferred offering costs	—	—	220
(Increase) decrease in due from advisor	78	104	(182)
(Increase) decrease in other assets due from related party	—	—	133
(Increase) decrease in prepaid and other assets	504	(537)	(40)
Increase (decrease) in payable for short-term investments purchased	—	(132,638)	132,638
Increase (decrease) in incentive fee payable	10,696	9,106	1,873
Increase (decrease) interest and credit facility expense payable	1,878	3,123	909
Increase (decrease) management fees payable	615	1,466	889
Increase (decrease) in organizational costs payable to related party	—	—	(504)
Increase (decrease) offering costs payable to related party	—	—	(220)
Increase (decrease) directors' fees payable to related party	—	—	(14)
Increase (decrease) directors’ fees payable	(11)	—	11
Increase (decrease) other liabilities payable to related party	—	—	(133)
Increase (decrease) other accrued expenses and other liabilities	(40)	434	558
Net cash used in operating activities	(122,030)	(373,764)	(291,681)
Cash Flows from Financing Activities
Contribution from Members	193,517	258,358	199,186
Distributions to Members from distributable earnings	(86,395)	(58,037)	(12,283)
Distributions to Members from return of capital	(2,847)	(3,094)	—
Offering costs	(31)	(23)	(293)
Deferred financing costs paid	(2,726)	(1,145)	(3,767)
Proceeds from credit facilities	356,000	554,100	135,189
Repayment of credit facilities	(325,789)	(315,000)	(4,500)
Proceeds from repurchase obligation	—	—	53,122
Repayment of repurchase obligation	—	—	(53,122)
Net cash provided by financing activities	131,729	435,159	313,532
Net increase in cash and cash equivalents	9,699	61,395	21,851
Cash and cash equivalents, beginning of period	83,247	21,852	1
Cash and cash equivalents, end of period	$92,946	$83,247	$21,852
Supplemental and non-cash financing activities
Interest expense paid	$29,628	$16,074	$1,859
(Decrease) increase in Distribution payable	$—	$(1,500)	$1,500
Increase (decrease) in Capital call receivable	$(13,866)	$13,866	$—
Non-cash purchases of investments due to reorganization	$(326)	$—	$—
Non-cash sales of investments due to reorganization	$326	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2024

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

December 31, 2024

1.
Organization and Basis of Presentation (Continued)

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

December 31, 2024

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of December 31, 2024, the Company has sold 12,745,660 Units for an aggregate offering price of $1,274,566. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2024, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$1,274,566	$623,504	51.1%	12,745,660

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

The Recallable Amount as of December 31, 2024 was $3,682.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

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

December 31, 2024

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $718 in organizational costs, of which $27 was expensed during the year ended December 31, 2024. Since inception, the Company has incurred $347 in offering costs which were charged directly to Members’ Capital as of December 31, 2024.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2024, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. On January 1, 2024, the Company adopted ASU 2023-07 and the adoption did not have a material impact on the consolidated financial statements.

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

December 31, 2024

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

December 31, 2024

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$941,903	$941,903
Equity	—	—	224	224
Cash equivalents	87,815	—	—	87,815
Total	$87,815	$—	$942,127	$1,029,942

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$742,916	$742,916
Cash equivalents	41,447	—	—	41,447
Total	$41,447	$—	$742,916	$784,363

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the years ended December 31, 2024 and 2023:

	Debt	Equity	Total
Balance, January 1, 2024	$742,916	$—	$742,916
Purchases, including payments received in-kind	465,204	41	465,245
Sales and paydowns of investments	(259,791)	—	(259,791)
Amortization of premium and accretion of discount, net	8,531	—	8,531
Net realized gains	115	—	115
Net change in unrealized appreciation/(depreciation)	(15,072)	183	(14,889)
Balance, December 31, 2024	$941,903	$224	$942,127
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2024	$(11,461)	$183	$(11,278)

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

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

The Company did not have any transfers between levels during the years ended December 31, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2024:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$889,873	Income Method	Discount Rate	10.3% to 22.2%	13.0%	Decrease
Debt	$52,030	Market Method	EBITDA Multiple	6.5x to 8.0x	7.1x	Increase
Equity	$224	Market Method	EBITDA Multiple	5.8x to 7.5x	6.8x	Increase

* Weighted based on fair value

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

December 31, 2024

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

For the years ended December 31, 2024, 2023, and 2022, Management Fees incurred were $11,009, $7,214, and $2,256, respectively, of which $2,970 and $2,355 remained payable as of December 31, 2024 and 2023, respectively.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

4.
Agreements and Related Party Transactions (Continued)

For the years ended December 31, 2024, 2023, and 2022, Incentive Fees incurred were $10,696, $9,106, and $1,873, respectively. The Company has not made any incentive fee payments to the Adviser and as of December 31, 2024 and 2023, the Company's incentive fee payable to the Advisor was $21,675 and $10,979, respectively.

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

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

During the year ended December 31, 2022, the Company reimbursed TAMCO for costs incurred during the year ended December 31, 2021. The aggregate of such costs was $583 which included $504 for organizational costs and $79 for Company expenses. In addition, the Adviser reimbursed $0, $78, and $182 respectively, of the Company's expenses for the years ended December 31, 2024, 2023 and 2022. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the years ended December 31, 2023 and 2022 will expire on December 31, 2026 and 2025, respectively, and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually). As of December 31, 2024, the Adviser has expense reimbursements available for recoupment of $260, of which, $78 and $182 will expire on December 31, 2026 and 2025, respectively.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	September 2025	$9,918	$—	$—	$—
CF Newco, Inc.	December 2029	527	5	—	—
CG Buyer, LLC	July 2025	3,252	7	3,696	111
Comprehensive Logistics Co., LLC	March 2026	2,657	56	—	—
CSAT Holdings LLC	June 2028	2,885	52	3,934	59
D&D Buyer, LLC	October 2025	2,653	—	8,075	162
D&D Buyer, LLC	October 2028	2,076	—	2,307	46
Del Real, LLC	March 2028	—	—	4,079	—
Fenix Intermediate LLC	March 2026	11,607	395	—	—
Five Star Buyer, Inc.	May 2024	—	—	3,035	112
Five Star Buyer, Inc.	February 2028	1,517	47	3,035	112
Great Kitchens Food Company, Inc.	May 2029	6,902	55	—	—
Hoffmaster Group, Inc.	February 2028	2,096	6	2,096	—
HydroSource Logistics, LLC	April 2029	1,329	—	—	—
Jones Industrial Holdings, Inc.	February 2025	—	—	8,959	—
Pallet Logistics of America, LLC	November 2026	1,514	30	—	—
Pallet Logistics of America, LLC	November 2029	3,027	61	—	—
Red Robin International, Inc.	March 2027	752	22	1,566	13
Rising Pharma Holdings, Inc.	December 2026	—	—	1,981	44
RPM Purchaser, Inc.	September 2025	3,667	—	7,587	121
Signature Brands, LLC	March 2025	3,654	350	3,654	117
Sunland Asphalt & Construction, LLC	December 2024	—	—	8,033	24
VoltaGrid, LLC	September 2025	2,995	24	—	—
Total		$63,028	$1,110	$62,037	$921

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

6.
Members' Capital

The Company's Unit activity for the years ended December 31, 2024, 2023, and 2022 was as follows (See Note 1):

	Year ended December 31,
	2024	2023	2022
Units at beginning of period	10,709,060	7,364,560	—
Units issued and committed during the period	2,036,600	3,344,500	7,364,560
Units issued and committed at end of period	12,745,660	10,709,060	7,364,560

No deemed distributions and contributions were processed during the years ended December 31, 2024, 2023, and 2022.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2024, the Company was in compliance with such covenants.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

7.
Credit Facilities (Continued)

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2024, the Borrower was in compliance with such covenants.

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

On February 2, 2024, the Company amended the Asset Based Credit Facility and entered into the Amendment No. 2 to Credit and Security Agreement ("Amendment No. 2"). Amendment No. 2 increased the Asset Based Credit Facility Maximum Commitment from $400,000 to $800,000 which is comprised of $400,000 each of the revolving and term loan commitments, respectively.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of December 31, 2024 and 2023 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
Subscription Based Credit Facility – December 31, 2023	$200,000	$169,789	$30,211
Asset Based Credit Facility – December 31, 2023	$400,000	$200,000	$200,000
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of December 31, 2024 and 2023, borrowings under the Asset Based Credit Facility consisted entirely of Term Loans.

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

As of December 31, 2024 and 2023, $1,150 and $1,640, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $1,081 and $1,187, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

7.
Credit Facilities (Continued)

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of December 31, 2024	As of December 31, 2023
Principal amount outstanding on Term Loan	$400,000	$200,000
Deferred financing costs	(1,081)	(1,187)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$398,919	$198,813

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2024 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023	2022
Credit facilities interest expense	$31,370	$19,278	$2,408
Undrawn commitment fees	2,037	887	679
Administrative fees	—	25	56
Amortization of deferred financing costs	3,321	1,515	566
Total	$36,728	$21,705	$3,709
Weighted average interest rate	7.97%	7.51%	4.60%
Average outstanding balance	$387,186	$253,114	$63,251

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

8.
Repurchase Obligations (Continued)

The Company did not enter into any Barclays Transactions during the year ended December 31, 2024. The Barclays Transactions entered into during the years ended December 31, 2023 and 2022 had an average principal balance of $134,864 and $160,655, respectively, and a weighted average interest rate of 4.86% and 1.66%, respectively. As of December 31, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Barclays.

The net proceeds the Company received from the Barclays Transactions during the years ended December 31, 2023 and 2022 was a net loss of $473 (comprised of interest expense of $1,149 net of realized gains on short-term investments of $676) and $413 (comprised of interest expense of $510 net of realized gains on short-term investments of $97), respectively.

During the years ended December 31, 2024 and 2023, the Company did not enter into or settle any Macquarie Transactions.

The Macquarie Transactions entered into by the Company during the year ended December 31, 2022 had an average principal balance of $25,158 and a weighted average interest rate of 3.38%. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date of the respective Macquarie Transaction and (ii) the interest rates listed in the tables below, as stipulated in the respective repurchase agreements.

As of December 31, 2024 and December 31, 2023, the Company had no outstanding Repurchase Obligations with Macquarie.

The net proceeds received from Macquarie Transactions during the ended December 31, 2022 was a net loss of $270 comprised entirely of interest expense.

No interest expense was incurred on Repurchase Obligations during the year ended December 31, 2024. Interest expense incurred on the Repurchase Obligations during the years ended December 31, 2023 and 2022 was as follows:

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

December 31, 2024

9.
Income Taxes (continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of December 31, 2024, 2023, and 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	Year ended December 31,
	2024	2023	2022
Cost of investments for federal income tax purposes	$1,040,123	$779,654	$455,856
Unrealized appreciation	$8,619	$8,396	$1,793
Unrealized depreciation	$(18,798)	$(3,687)	$(1,459)
Net unrealized (depreciation) appreciation on investments	$(10,179)	$4,709	$334

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2024, 2023, and 2022. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	Year ended December 31,
	2024	2023	2022
Common Unitholders tax reclassification	$—	$—	$—
Undistributed net investment (loss) income	$(3,136)	$(368)	$(221)
Accumulated net realized gain (loss)	$3,136	$368	$221

The tax character of shareholder distributions attributable to the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year ended December 31,
	2024	2023	2022
Ordinary income	$84,416	$56,137	$13,783
Long-term capital gain	$1,979	$400	$—
Return of capital	$2,847	$3,094	$—

The tax components of distributable earnings on a tax basis for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year ended December 31,
	2024	2023	2022
Net tax appreciation (depreciation)	$(11,290)	$3,788	$92
Other cumulative effect of timing differences	$(22,255)	$11,579	$(2,968)

As of December 31, 2024, the Company had a net long-term capital loss carryforward of $0 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits as of December 31, 2024 and 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior three years.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

10.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer, serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in members' capital from operations, changes in members' capital from Company share transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as members' capital, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

11.
Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2024, 2023, and 2022 is presented below.

	For the Year Ended December 31,
	2024(1)	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$98.95	$99.57	$100.00
Net Increase in Common Unitholder NAV from Prior Year(2)	0.17	0.13	$—
Income from Investment Operations:
Net investment income	5.93	4.37	1.45
Net realized and unrealized (loss) gain	(1.17)	0.45	0.03
Total income from investment operations	4.76	4.82	1.48
Less Distributions:
From net investment income	(6.78)	(5.28)	(1.87)
Return of Capital	(0.23)	(0.29)	—
Total distributions	(7.01)	(5.57)	—
Offering Costs	—	—	(0.04)
Net Asset Value Per Unit (accrual base), End of Period	$96.87	$98.95	$99.57
Unitholder Total Return(3)	11.20%	14.90%	8.48%
Unitholder IRR before incentive fees(4)	14.95%	15.73%	9.96
Unitholder IRR after all fees and expenses(4)	12.86%	13.43%	8.45%
Ratios and Supplemental Data
Members’ Capital, end of period	$611,229	$460,210	$196,018
Units outstanding, end of period	12,745,660	10,709,060	7,364,560
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before expenses (reimbursed) recaptured to average net asset	11.56%	11.57%	7.95%
Expense (reimbursed) recaptured by Investment Advisor	-%	(0.02)%	0.31%
Ratio of total expenses to average net assets	11.56%	11.55%	8.26%
Ratio of financing cost to average net assets	7.00%	6.10%	2.87%
Ratio of net investment income before expenses (reimbursed) recaptured to average net assets	14.41%	13.12%	8.47%
Ratio of net investment income to average net assets	14.41%	13.14%	8.16%
Ratio of incentive fees to average net assets	2.04%	2.56%	1.45%
Credit facility payable	400,000	369,789	130,689
Asset coverage ratio	2.53	2.24	2.50
Portfolio turnover rate	29.82%	19.22%	17.69%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of December 31, 2024, 2023 and 2022.
(2)
Adjustment to NAV per Unit for the year-ended December 31, 2024 is attributable to the 734,300 Units and 1,302,300 Units issued on January 18, 2024 and March 19 2024, respectively, at $100 per Unit. Adjustment to NAV per Unit for the year-ended December 31, 2023 is attributable to the 1,025,550 Units, 1,173,625 Units, and 1,145,325 Units issued on April 3, 2023, July 24, 2023,and December 13, 2023, respectively, at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the years ended December 31, 2024, 2023, and 2022, was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

11.
Financial Highlights (continued)

(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 14.95%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, and Advisor incentive fees is 12.86% through December 31, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
12.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On March 7, 2025 the Company entered into the first amendment to the Subscription Based Credit Facility (the “First Amendment to the Subscription Based Credit Facility”). The First Amendment to the Subscription Based Credit Facility increased the applicable margin from 1.75% to 2.10%, decreased the Subscription Based Credit Facility Maximum Commitment from $200,000 to $50,000 and extended the stated maturity date from March 7, 2025 to March 6, 2026.