Form 10-Q
period 2025-03-31
TCW Direct Lending VIII LLC
filed 2025-05-14
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2025

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

As of March 31, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 13, 2025 was 12,745,660.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 10.80% (SOFR + 6.50%, 1.75% Floor)	4.8%	$29,712,717	03/28/29	$28,994,488	$28,672,772
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.80% (SOFR + 6.50%, 1.75% Floor)	0.3%	1,781,872	03/28/29	1,781,872	1,719,507
	Superior Industries International, Inc.	08/14/24	Term Loan - 10.32% (SOFR + 6.00%, 2.50% Floor)	3.3%	20,270,470	12/15/28	19,837,291	19,844,790
				8.4%			50,613,651	50,237,069
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 15.06% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	4.7%	29,141,922	06/30/28	28,495,179	28,529,941
	CSAT Holdings LLC	06/30/23	Revolver - 14.94% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	0.3%	2,098,256	06/30/28	2,098,256	2,054,193
	Jones Industrial Holdings, Inc.	07/31/23	Delayed Draw Term Loan - 11.17% (SOFR + 6.75%, 2.00% Floor)	0.7%	4,220,844	07/31/28	4,170,228	4,305,261
	Jones Industrial Holdings, Inc.	07/31/23	Term Loan - 11.17% (SOFR + 6.75%, 2.00% Floor)	3.0%	17,756,001	07/31/28	17,356,819	18,111,121
	Comprehensive Logistics Co., LLC	03/26/24	Revolver - 11.42% (SOFR + 7.00%, 2.00% Floor)	0.6%	3,416,722	03/26/26	3,416,722	3,327,887
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.42% (SOFR + 7.00%, 2.00% Floor)	5.7%	35,163,761	03/26/26	34,774,217	34,249,504
	Power Acquisition LLC	01/22/25	Term Loan B - 10.04% (SOFR + 5.75%, 1.50% Floor)	5.8%	36,044,278	03/02/27	35,138,910	35,107,127
				20.8%			125,450,331	125,685,034
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.92% (SOFR + 6.50%, 1.75% Floor)	1.4%	7,993,083	06/16/28	7,993,083	8,152,944
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.92% (SOFR + 6.50%, 1.75% Floor)	3.2%	19,070,701	06/16/28	18,617,174	19,452,115
				4.6%			26,610,257	27,605,059
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 11.82% (SOFR + 7.50%, 2.00% Floor)	6.2%	39,956,628	08/01/28	39,290,684	37,159,664
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 11.82% (SOFR + 7.50%, 2.00% Floor)	3.6%	23,486,879	08/01/28	23,020,359	21,842,798
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.54% (SOFR + 6.25%, 2.00% Floor)	3.5%	21,290,194	02/24/28	21,155,023	21,311,484
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.54% (SOFR + 6.25%, 2.00% Floor)	3.2%	19,263,493	02/24/28	18,980,355	19,282,756
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 12.69% (SOFR + 8.25%, 1.00% Floor)	2.3%	14,077,379	06/30/27	13,916,494	13,936,605
				18.8%			116,362,915	113,533,307
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 10.90% (SOFR + 6.50%, 4.00% Floor)	4.9%	29,645,529	02/28/29	28,649,909	29,349,074
	VoltaGrid, LLC	04/09/24	Delayed Draw Term Loan - 10.90% (SOFR + 6.50%, 4.00% Floor)	0.5%	2,994,574	02/28/29	2,994,574	2,964,628
	VoltaGrid, LLC	03/31/25	Delayed Draw Term Loan B - 10.65% (SOFR + 6.25%, 4.00% Floor)	2.0%	11,978,295	02/28/29	11,978,295	11,762,685
				7.4%			43,622,778	44,076,387

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Energy Equipment & Services
	Harvey Gulf Holdings, LLC	01/19/24	Term Loan B - 10.57% (SOFR + 6.25%, 2.00% Floor)	6.8%	$41,115,842	01/19/29	$40,833,335	$41,115,842
	HydroSource Logistics, LLC	04/05/24	Revolver - 13.08% (SOFR + 8.50%, 2.00% Floor)	0.4%	2,372,723	04/04/29	2,372,723	2,372,723
	HydroSource Logistics, LLC	04/05/24	Term Loan - 13.06% (SOFR + 8.50%, 2.00% Floor)	4.5%	27,034,848	04/04/29	26,387,977	27,034,848
				11.7%			69,594,035	70,523,413
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 11.56% (SOFR + 7.25%, 1.75% Floor)	5.6%	33,976,742	05/31/28	33,415,465	33,399,137
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 10.32% (SOFR + 6.00%, 1.25% Floor)	6.2%	37,769,582	05/31/29	37,036,876	37,505,195
	Great Kitchens Food Company, Inc.	05/31/24	Revolver - 10.32% (SOFR + 6.00%, 1.25% Floor)	0.1%	552,187	05/31/29	552,187	548,322
	Signature Brands, LLC	05/05/23	Term Loan - 14.07% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	4.3%	33,001,912	05/04/28	32,549,227	25,675,488
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 11.05% inc PIK (SOFR + 6.50%, 1.75% Floor, all PIK)	0.3%	1,877,765	03/31/26	1,877,765	1,877,765
				16.5%			105,431,520	99,005,907
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.69% (SOFR + 6.25%, 2.00% Floor)	0.6%	3,880,828	09/11/28	3,880,828	3,880,828
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.69% (SOFR + 6.25%, 2.00% Floor)	4.6%	27,402,262	09/11/28	26,812,164	27,950,307
				5.2%			30,692,992	31,831,135
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 9.80% (SOFR + 5.50%, 1.75% Floor)	8.5%	52,378,274	10/11/29	51,592,875	51,330,709
				8.5%			51,592,875	51,330,709
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 11.07% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	3.1%	18,860,861	09/30/26	18,849,122	18,860,861
	Black Rock Coffee Holdings, LLC	05/31/24	Incremental Term Loan - 11.07% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	0.8%	4,928,614	09/30/26	4,802,539	4,928,614
	Black Rock Coffee Holdings, LLC	05/31/24	Delayed Draw Term Loan - 11.07% inc PIK (SOFR + 6.50%, 1.00% Floor, 0.50% PIK)	0.7%	3,957,123	09/30/26	3,957,123	3,957,123
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.46% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	3.2%	20,160,566	02/23/28	19,677,859	19,313,822
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.46% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	0.1%	712,120	02/23/28	712,120	682,211
	Red Robin International, Inc.	04/11/22	Revolver - 11.94% (SOFR + 7.50%, 1.00% Floor)	0.2%	1,127,385	03/04/27	1,127,385	1,109,346
	Red Robin International, Inc.	04/11/22	Term Loan - 12.06% (SOFR + 7.50%, 1.00% Floor)	1.7%	10,614,365	03/04/27	10,475,010	10,444,535
				9.8%			59,601,158	59,296,512
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 13.30% (SOFR + 8.75%, 1.00% Floor)	5.7%	34,386,299	12/31/26	34,074,450	34,558,231
				5.7%			34,074,450	34,558,231

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 11.55% (SOFR + 7.00%, 2.00% Floor)	6.5%	$39,019,939	05/09/27	$38,712,266	$39,019,939
				6.5%			38,712,266	39,019,939
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.20% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	3.9%	26,560,352	06/16/28	26,142,868	23,532,472
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 11.56% (SOFR + 7.00%, 1.00% Floor)	2.4%	15,219,898	10/03/26	15,048,010	14,215,385
				6.3%			41,190,878	37,747,857
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.55% (SOFR + 6.25%, 2.00% Floor)	8.6%	53,126,825	03/14/30	51,943,255	51,931,471
				8.6%			51,943,255	51,931,471
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	02/29/24	Term Loan B - 14.56% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	5,960,319	12/09/27	5,345,831	—
	HOP Energy, LLC	06/17/22	Term Loan - 13.56% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	4.2%	28,135,077	12/09/27	27,929,080	25,490,380
				4.2%			33,274,911	25,490,380
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.76% (SOFR + 6.50%, 1.00% Floor)	0.1%	681,158	03/02/27	681,158	671,622
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.76% (SOFR + 6.50%, 1.00% Floor)	4.0%	24,158,407	03/02/27	23,625,493	23,820,189
				4.1%			24,306,651	24,491,811
Personal Care Products
	Milk Makeup LLC	03/18/25	Revolver - 11.80% (SOFR + 7.50%, 2.00% Floor)	0.4%	2,276,864	03/18/30	2,276,864	2,225,635
	Milk Makeup LLC	03/18/25	Term Loan - 11.80% (SOFR + 7.50%, 2.00% Floor)	8.6%	53,126,825	03/18/30	51,737,289	51,931,471
				9.0%			54,014,153	54,157,106
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.20% (SOFR + 6.88%, 1.50% Floor)	5.2%	31,459,295	03/02/27	31,202,417	31,176,161
				5.2%			31,202,417	31,176,161
Software
	Pango Group	12/09/24	Term Loan - 10.54% (SOFR + 6.25%, 1.50% Floor)	3.7%	22,667,205	12/10/29	22,438,195	22,440,533
	Pango Group	12/09/24	Revolver - 10.55% (SOFR + 6.25%, 1.50% Floor)	0.2%	1,229,765	12/10/29	1,229,765	1,217,467
				3.9%			23,667,960	23,658,000
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 10.90% (SOFR + 6.50%, 2.00% Floor)	5.3%	31,776,087	10/04/28	31,035,589	31,839,640
	D&D Buyer, LLC	10/04/23	Revolver - 10.90% (SOFR + 6.50%, 2.00% Floor)	0.2%	1,436,764	10/04/28	1,436,764	1,436,764
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 10.89% (SOFR + 6.50%, 2.00% Floor)	0.9%	5,374,508	10/04/28	5,374,508	5,374,508
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 11.42% inc PIK (SOFR + 7.00%, 2.00% Floor, 3.00% PIK)	5.2%	31,600,852	02/01/28	31,376,506	31,032,037
				11.6%			69,223,367	69,682,949

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.94% inc PIK (SOFR + 8.50%, 1.00% Floor, 1.00% PIK)	2.0%	$12,038,571	07/18/27	$11,937,257	$11,821,877
				2.0%			11,937,257	11,821,877
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.32% (SOFR + 7.00%, 1.50% Floor)	0.1%	440,678	07/19/28	440,678	437,153
	CG Buyer, LLC	07/19/23	Term Loan - 11.32% (SOFR + 7.00%, 1.50% Floor)	3.3%	19,956,923	07/19/28	19,599,186	19,797,268
				3.4%			20,039,864	20,234,421
	Total Debt Investments			182.2%			1,113,159,941	1,097,094,735

	EQUITY
Commercial Services & Supplies
	CSAT Holdings LLC(2)(4)	03/05/25	Warrant, expires 03/05/32	0.1%	1,145,950		508,373	614,738
				0.1%			508,373	614,738
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.(2)(4)	12/01/24	Warrant, expires 12/01/29	0.0%	26,720		41,412	62,996
	Sigmatron International, Inc.(2)(4)	01/01/25	Warrant, expires 01/01/30	0.0%	27,405		41,412	64,611
	Sigmatron International, Inc.(2)(4)	02/01/30	Warrant, expires 02/01/30	0.0%	56,942		41,412	134,249
	Sigmatron International, Inc.(2)(4)	12/01/24	Warrant, expires 03/01/30	0.0%	60,063		41,412	141,607
				0.0%			165,648	403,463
Energy Equipment & Services
	HydroSource Logistics, LLC (2)(4)	04/05/24	Warrant, expires 4/4/34	0.2%	380		—	1,012,905
				0.2%			—	1,012,905
	Total Equity Investments			0.3%			674,021	2,031,106
	Total Debt & Equity Investments(3)			182.5%			1,113,833,962	1,099,125,841
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.27%, Class X (FGXXX)			5.5%	32,805,186		32,805,186	32,805,186
	Total Cash Equivalents			5.5%	32,805,186		32,805,186	32,805,186
	Total Investments (188.3%)						$1,146,639,148	$1,131,931,027
	Net unrealized depreciation on unfunded commitments (-0.1%)							(843,663)
	Liabilities in Excess of Other Assets (-88.2%)							$(529,946,088)
	Net Assets (100.0%)							$601,141,276

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
Non-income producing.

(3)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities was $2,031,106, or 0.2% of the Company’s total assets.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2025

(5)
Investment is in default as of March 31, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $175,625,740 and $15,535,827, respectively, for the period ended March 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.97% inc PIK (SOFR + 8.50%, 1.00% Floor, 1.00% PIK)	1.8%	$11,645,363	07/18/27	$11,532,443	$10,725,380
				1.8%			11,532,443	10,725,380
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.36% (SOFR + 7.00%, 1.50% Floor)	0.1%	441,787	07/19/28	441,787	440,904
	CG Buyer, LLC	07/19/23	Term Loan - 11.36% (SOFR + 7.00%, 1.50% Floor)	3.3%	19,956,923	07/19/28	19,572,468	19,917,009
				3.4%			20,014,255	20,357,913
	Total Debt Investments			154.2%			952,266,166	941,903,290

	EQUITY
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.(2)(4)	12/01/24	Warrant, expires 12/1/29	0.0%	26,385		41,412	41,412
				0.0%			41,412	41,412
Energy Equipment & Services
	HydroSource Logistics, LLC (2)(4)	04/05/24	Warrant, expires 4/4/34	0.0%	380		—	182,992
				0.0%			—	182,992
	Total Equity Investments			0.0%			41,412	224,404
	Total Debt & Equity Investments(3)			154.2%			952,307,578	942,127,694
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.39%, Class X (FGXXX)			14.4%	87,815,228		87,815,228	87,815,228
	Total Cash Equivalents			14.4%	87,815,228		87,815,228	87,815,228
	Total Investments (168.5%)						$1,040,122,806	$1,029,942,922
	Net unrealized depreciation on unfunded commitments (0.2%)							(1,110,046)
	Liabilities in Excess of Other Assets (68.3%)							$(417,603,413)
	Net Assets (100.0%)							$611,229,463

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
Non-income producing.

(3)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2025

	As of March 31,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,113,834 and $952,308, respectively)	$1,099,126	$942,128
Cash and cash equivalents	34,835	92,946
Interest income receivable	6,042	6,311
Receivable for investment sold	823	156
Deferred financing costs	871	1,150
Prepaid and other assets	44	74
Total Assets	$1,141,741	$1,042,765
Liabilities
Term loan (net of $701 and $1,081 of deferred financing costs, respectively)	$399,299	$398,919
Revolving credit facilities payable	103,200	—
Incentive fee payable	24,306	21,675
Management fees payable	6,200	2,970
Interest and credit facility expense payable	5,473	5,910
Unrealized depreciation on unfunded commitments	844	1,110
Directors' fees payable	50	—
Other accrued expenses and other liabilities	1,228	952
Total Liabilities	540,600	431,536
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (12,745,660 units issued and outstanding)	1,274,566	1,274,566
Common Unitholders’ undrawn commitment: (12,745,660 units issued and outstanding)	(623,504)	(623,504)
Common Unitholders’ return of capital	(5,941)	(5,941)
Common Unitholders’ offering costs	(347)	(347)
Common Unitholders’ capital	644,774	644,774
Accumulated overdistributed earnings	(43,633)	(33,545)
Total Members’ Capital	601,141	611,229
Total Liabilities and Members’ Capital	$1,141,741	$1,042,765
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$96.08	$96.87

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	For the three months ended March 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$30,179	$28,229
Interest income paid-in-kind	4,065	959
Other fee income	111	719
Total investment income	34,355	29,907
Expenses
Interest and credit facility expenses	8,813	7,577
Management fees	3,230	2,363
Incentive fees	2,631	2,173
Administrative fees	248	202
Professional fees	73	152
Directors’ fees	52	75
Organizational costs	—	18
Other expenses	134	102
Total expenses	15,181	12,662
Net investment income	19,174	17,245
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	—	109
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(4,262)	(5,142)
Net realized and unrealized loss on investments	(4,262)	(5,033)
Net increase in Members’ Capital from operations	$14,912	$12,212
Basic and diluted:
Income per unit	$1.17	$0.96
Units Outstanding	12,745,660	12,745,660

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$644,774	$(33,545)	$611,229
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	19,174	19,174
Net change in unrealized appreciation/(depreciation) on investments	—	(4,262)	(4,262)
Distributions to Members from:
Distributable earnings	—	(25,000)	(25,000)
Total Decrease in Members’ Capital for the three months ended March 31, 2025	—	(10,088)	(10,088)
Members’ Capital at March 31, 2025	$644,774	$(43,633)	$601,141

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$468,001	$(7,791)	$460,210
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	17,245	17,245
Net realized gain on investments	—	109	109
Net change in unrealized appreciation/(depreciation) on investments	—	(5,142)	(5,142)
Distributions to Members from:
Distributable earnings	—	(5,754)	(5,754)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	32,324	—	32,324
Return of capital	(212)	—	(212)
Total Increase in Members’ Capital for the three months ended March 31, 2024	32,112	6,458	38,570
Members’ Capital at March 31, 2024	$500,113	$(1,333)	$498,780

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$14,912	$12,212
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(171,561)	(141,452)
Interest income paid-in-kind	(4,065)	(959)
Proceeds from sales and paydowns of investments	15,536	58,298
Net realized gain on investments	—	(109)
Change in net unrealized (appreciation)/depreciation on investments	4,262	5,142
Amortization of premium and accretion of discount, net	(1,436)	(1,838)
Amortization of deferred financing costs	841	710
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	269	(369)
(Increase) decrease in receivable for investment sold	(667)	(172)
(Increase) decrease in prepaid and other assets	30	544
Increase (decrease) incentive fee payable	2,631	2,173
Increase (decrease) management fees payable	3,230	2,363
Increase (decrease) interest and credit facility expense payable	(437)	203
Increase (decrease) directors’ fees payable	50	72
Increase (decrease) other accrued expenses and other liabilities	276	(125)
Net cash used in operating activities	(136,129)	(63,307)
Cash Flows from Financing Activities
Contribution from Members	—	46,190
Distributions to Members from distributable earnings	(25,000)	(5,754)
Distributions to Members from return of capital	—	(212)
Deferred financing costs paid	(182)	(2,664)
Proceeds from credit facilities	103,200	139,000
Repayment of credit facilities	—	(162,000)
Net cash provided by financing activities	78,018	14,560
Net decrease in cash and cash equivalents	(58,111)	(48,747)
Cash and cash equivalents, beginning of period	92,946	83,247
Cash and cash equivalents, end of period	$34,835	$34,500
Supplemental and non-cash financing activities
Interest expense paid	$7,917	$6,409
Decrease in Capital call receivable	$—	$(13,866)

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement with the Adviser. On the same date, the Company also completed the first closing of the sale of its Common Units (the “Initial Closing Date”) pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377. The Company continued to accept subscription agreements and issue Units for a period of twelve-months following the Initial Closing Date (the "Closing Period"). On January 6, 2023, the Company's Board of Directors approved a six-month extension of the Closing Period from January 21, 2023 to July 21, 2023. On July 26, 2023, the Company's Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following the Company's initial closing, until January 21, 2024 by a majority vote of the Company's Unitholders. On February 16, 2024, the Company's Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date, such that the Initial Closing Date ended on March 21, 2024.

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

March 31, 2025

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of March 31, 2025, the Company has sold 12,745,660 Units for an aggregate offering price of $1,274,566. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2025 was $5,941.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission ("SEC") on March 26, 2025.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

2.
Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended three months ended March 31, 2025, PIK interest income earned was $4,065, representing 11.8% of investment income. For the three months ended March 31, 2024, PIK interest income earned was $959, representing 3.2% of investment income.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facilities (as described in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the respective credit facility.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $718 in organizational costs, of which $0 was expensed during the three months ended March 31, 2025. Since inception, the Company has incurred $347 in offering costs, all of which were charged to Members’ Capital as of December 31, 2023.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2025, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

March 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), may include common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,097,095	$1,097,095
Equity	—	—	2,031	2,031
Cash equivalents	32,805	—	—	32,805
Total	$32,805	$—	$1,099,126	$1,131,931

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$941,903	$941,903
Equity	—	—	224	224
Cash equivalents	87,815	—	—	87,815
Total	$87,815	$—	$942,127	$1,029,942

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2025:

	Debt	Equity	Total
Balance, January 1, 2025	$941,903	$224	$942,127
Purchases, including payments received in-kind	174,869	757	175,626
Sales and paydowns of investments	(15,412)	(124)	(15,536)
Amortization of premium and accretion of discount, net	1,436	—	1,436
Net change in unrealized appreciation/(depreciation)	(5,701)	1,174	(4,527)
Balance, March 31, 2025	$1,097,095	$2,031	$1,099,126
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2025	$(5,701)	$1,174	$(4,527)

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

The Company did not have any transfers between levels during the three months ended March 31, 2025 and 2024.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$930,553	Income Method	Discount Rate	7.7% to 20.9%	12.1%	Decrease
Debt	$82,451	Market Method	EBITDA Multiple	6.4x to 7.9x	7.1x%	Increase
Debt	$54,157	Market Method	Indicative Bid	97.8% to 97.8%	97.8%	Increase
Debt	$29,934	Income Method	Discount Rate	9.4% to 17.2%	12.8%	Decrease
		Market Method	Indicative Bid	98.2% to 102.0%	100.5%	Increase
Equity	$1,628	Market Method	EBITDA Multiple	5.5x to 7.5x	6.6x	Increase
Equity	$403	Market Method	Indicative Bid	235.8% to 235.8%	235.8%	Increase

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

March 31, 2025

4.
Agreements and Related Party Transactions

Advisory Agreement: On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution for an initial two-year term. Unless earlier terminated, the Advisory Agreement will continue in effect from for additional one-year terms thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On August 12, 2024, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2025.

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

Pursuant to the Advisory Agreement, the Adviser:

•
determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);
•
determines the assets the Company will originate, purchase, retain or sell;
•
closes, monitors and administers the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and
•
provides the Company such other investment advice, research and related services as the Company may, from time to time, require.

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

For the three months ended March 31, 2025, Management Fees incurred were $3,230, and $6,200 remained payable as of March 31, 2025. For the three months ended March 31, 2024, Management Fees incurred were $2,363, and $2,363 remained payable as of March 31, 2024.

In addition, the Adviser receives an incentive fee (the “Incentive Fee”) as follows:

(a)
First, no Incentive Fee is owed until the Unitholders have collectively received cumulative distributions pursuant to this clause equal to their aggregate capital contributions in respect of all Units;
(b)
Second, no Incentive Fee is owed until the Unitholders have collectively received cumulative distributions equal to an 8.0% internal rate of return on their aggregate capital contributions in respect of all Units (the “Hurdle”);
(c)
Third, the Adviser is entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 15% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Unitholders in respect of all Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

4.
Agreements and Related Party Transactions (Continued)
(d)
Thereafter, the Adviser is entitled to an Incentive Fee equal to 15% of additional amounts otherwise distributable to Unitholders, with the remaining 85% distributed to the Unitholders.

The Incentive Fee is calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders.

For the three months ended March 31, 2025 and 2024, Incentive Fees incurred were $2,631 and $2,173, respectively. The Company has not made any incentive fee payments to the Adviser and as of March 31, 2025 and December 31, 2024, the Company's incentive fee payable to the Advisor was $24,306 and $21,675, respectively.

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

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the Advisory Agreement or (ii) the Company terminating the agreement for cause (as set out in the Advisory Agreement), the Company will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees were deemed accelerated, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee in accordance with Section 6 of the Advisory Agreement. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated. The Adviser Return Obligation (defined below) will not apply in connection with a Final Incentive Fee Payment.

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

Administration Agreement: On January 21, 2022, the Company entered into an Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”). Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator oversees the maintenance of the Company’s financial records and otherwise assists with the Company’s compliance with BDC and RIC rules, monitors the payment of expenses, oversees the performance of administrative and professional services rendered to the Company by others, is responsible for the financial and other records that the Company is required to maintain, prepares and disseminates reports to the Unitholders and reports and other materials to be filed with the SEC or other regulators, assists the Company in determining and publishing (as necessary or appropriate) its net asset value, oversees the preparation and filing of tax returns, generally oversees the payment of expenses and provides such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

4.
Agreements and Related Party Transactions (Continued)

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the Company Expenses Limitation (as defined below). The Administrator agrees that it will not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

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

March 31, 2025

4.
Agreements and Related Party Transactions (Continued)

Expenses: The Company, and indirectly the Unitholders, bears all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with the Company’s organization, operations, administration and transactions (“Company Expenses”). Company Expenses include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the Company’s financial and legal affairs, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Company’s LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	September 2025	$5,951	$—	$9,918	$—
CF Newco, Inc.	December 2029	527	5	527	5
CG Buyer, LLC	July 2025	3,252	26	3,252	7
Comprehensive Logistics Co., LLC	March 2026	1,139	30	2,657	56
CSAT Holdings LLC	June 2028	1,836	39	2,885	52
D&D Buyer, LLC	October 2025	2,653	—	2,653	—
D&D Buyer, LLC	October 2028	3,352	—	2,076	—
Fenix Intermediate LLC	March 2026	11,607	406	11,607	395
Five Star Buyer, Inc.	February 2028	1,517	64	1,517	47
Great Kitchens Food Company, Inc.	May 2029	6,350	44	6,902	55
Hoffmaster Group, Inc.	February 2028	2,096	—	2,096	6
HydroSource Logistics, LLC	April 2029	475	—	1,329	—
Milk Makeup LLC	March 2030	6,831	154	—	—
Pallet Logistics of America, LLC	November 2026	1,514	21	1,514	30
Pallet Logistics of America, LLC	November 2029	2,346	33	3,027	61
Red Robin International, Inc.	March 2027	1,378	22	752	22
RPM Purchaser, Inc.	September 2025	3,667	—	3,667	—
Signature Brands, LLC	March 2025	—	—	3,654	350
VoltaGrid, LLC	February 2029	—	—	2,995	24
Total		$56,491	$844	$63,028	$1,110

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three months ended March 31, 2025 and 2024, was as follows (See Note 1):

	Three months ended March 31,
	2025	2024
Units at beginning of period	12,745,660	10,709,060
Units issued and committed during the period	—	2,036,600
Units issued and committed at end of period	12,745,660	12,745,660

No deemed distributions and contributions were processed during the three months ended March 31, 2025.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2025, the Company was in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2025, the Borrower was in compliance with such covenants.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

7.
Credit Facilities (Continued)

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

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2025 and December 31, 2024 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – March 31, 2025	$50,000	$34,000	$16,000
Asset Based Credit Facility – March 31, 2025	$800,000	$469,200	$174,568
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of March 31, 2025 and December 31, 2024 borrowings under the Asset Based Credit Facility consisted of $400,000 and $400,000, respectively, of Term Loans and $69,200 and $0, respectively of revolving credit lines.

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

The Company incurred financing costs of $2,704 in connection with Amendment No. 2, of which $1,352 was recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and $1,352 was recorded by the Company as a reduction of the Term Loan on its Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility.

As of March 31, 2025 and December 31, 2024, $871 and $1,150, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $701 and $1,081, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of March 31, 2025	As of December 31, 2024
Principal amount outstanding on Term Loan	$400,000	$400,000
Deferred financing costs	(701)	(1,081)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$399,299	$398,919

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

7.
Credit Facilities (Continued)

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2025 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2025 was as follows:

	Three months ended March 31,
	2025	2024
Credit Facilities interest expense	$7,530	$6,179
Undrawn commitment fees	422	688
Administrative fees	20	—
Amortization of deferred financing costs	841	710
Total	$8,813	$7,577
Weighted average interest rate	7.22%	7.96%
Average outstanding balance	$417,342	$307,097

8.
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

As of March 31, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2025	December 31, 2024
Cost of investments for federal income tax purposes	$1,146,639	$1,040,123
Unrealized appreciation	$9,320	$8,619
Unrealized depreciation	$(24,028)	$(18,798)
Net unrealized depreciation on investments	$(14,708)	$(10,179)

The Company did not have any unrecognized tax benefits as of December 31, 2024, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

9.
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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

10.
Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2025 and 2024 is presented below.

	For the three months ended March 31,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$96.87	$98.95
Net Increase in Common Unitholder NAV from Prior Year(2)	—	0.17
Income from Investment Operations:
Net investment income	1.50	1.35
Net realized and unrealized loss	(0.33)	(0.39)
Total income from investment operations	1.17	0.96
Less Distributions:
From net investment income	(1.96)	(0.45)
Return of capital	—	(0.02)
Total distributions	(1.96)	(0.47)
Net Asset Value Per Unit (accrual base), End of Period	$96.08	$99.61
Unitholder Total Return(3)(4)	2.31%	2.51%
Unitholder IRR before incentive fee(5)	14.61%	15.14%
Unitholder IRR(5)	12.59%	12.95%
Ratios and Supplemental Data:
Members’ Capital, end of period	$601,141	$498,780
Units outstanding, end of period	12,745,660	12,745,660
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	10.16%	10.59%
Ratio of financing cost to average net assets(4)	1.45%	1.58%
Ratio of net investment income to average net assets(6)	12.83%	14.45%
Ratio of incentive fees to average net assets(6)	1.76%	1.82%
Credit facility payable	503,200	346,789
Asset coverage ratio	2.19	2.44
Portfolio turnover rate(4)	1.55%	7.65%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2025 and 2024.
(2)
Adjustment to NAV per Unit is attributable to the 734,300 Units and 1,302,300 Units issued on January 18, 2024 and March 19 2024, respectively, at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the three months ended March 31, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 14.61%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 12.59% through March 31, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized except for organizational costs.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Direct Lending VIII LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Direct Lending VIII LLC and where appropriate in the context, its wholly-owned subsidiaries.

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
•
the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment and geopolitical events;
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
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry and the risk of recession or a shutdown of government services;

•
changes or potential disruptions in our operations and the operations of our portfolio companies, the economy, financial markets or political environment, including those caused by tariffs and trade disputes with other countries, supply chain issues, inflation and an elevated interest rate environment;
•
risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 26, 2025.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

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

On May 27, 2021 (“Inception Date”), the we and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company (“TAMCO”). On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders.. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold

1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of March 31, 2025, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Advisory Agreement.

We, and indirectly our Unitholders, bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below, and which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of our board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

However, we do not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period (see “The Private Offering—Closing Period”) and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (the “Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, out-of-pocket expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

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

All Adviser Operating Expenses and all our expenses that we do not bear, as set forth above, are borne by the Adviser or its affiliates.

In connection with our borrowings, our lenders require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, the Subscription Agreement contractually obligates each of our investors to fund their respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $0 was expensed during the three months ended March 31, 2025. Since inception, we have incurred $0.3 million of offering costs all of which were charged directly to Members’ Capital as of December 31, 2023.

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

Investments that we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), generally includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Income Recognition

Interest income and interest income paid-in-kind are recorded on an accrual basis unless doubtful of collection or the related investment is in default.

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2025, PIK interest income earned was $4.1 million, representing 11.8% of investment income. For the three months ended March 31, 2024, PIK interest income earned was $1.0 million, representing 3.2% of investment income.

Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

We may enter into certain intercreditor agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on our Consolidated Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. We earn an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Investment Activity

As of March 31, 2025, our portfolio consisted of 59 debt investments and six equity investments. Based on fair values as of March 31, 2025, our portfolio was 99.8% invested in debt investments which were all senior secured term loans and revolving loans and 0.2% invested in equity investments which were warrants. A debt investment in one portfolio company was on non-accrual status as of March 31, 2025, representing 0.0% and 0.5% of our portfolio's fair value and cost, respectively.

As of December 31, 2024, our portfolio consisted of 50 debt investments and two equity investments. Based on fair values as of December 31, 2024, our portfolio was 100.0% invested in debt investments which were all senior secured term loans and revolving loans and 0.0% invested in equity investments which were warrants. A debt investment in one portfolio company was on non-accrual status as of December 31, 2024, representing 0.0% and 0.6% of our portfolio's fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2025:

Industry	Percent of Total Investments
Commercial Services & Supplies	11%
Containers & Packaging	10%
Food Products	9%
Energy Equipment & Services	7%
Specialty Retail	6%
Hotels, Restaurants & Leisure	5%
Personal Care Products	5%
Metals & Mining	5%
Health Care Equipment & Supplies	5%
Automobile Components	5%
Electrical Equipment	4%
Information Technology Services	4%
Machinery	3%
Household Durables	3%
Ground Transportation	3%
Professional Services	3%
Construction & Engineering	3%
Oil, Gas & Consumable Fuels	2%
Paper & Forest Products	2%
Software	2%
Transportation Infrastructure	2%
Technology Hardware, Storage and Peripherals	1%
Total	100%

Interest income including interest income paid-in-kind, was $34.2 million and $29.2 million for the three months ended March 31, 2025 and 2024, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024
Total investment income	$34,355	$29,907
Net expenses	15,181	12,662
Net investment income	19,174	17,245
Net realized gain on investments	—	109
Net change in unrealized appreciation/(depreciation) on investments	(4,262)	(5,142)
Net increase in Members’ Capital from operations	$14,912	$12,212

Total investment income

Total investment income for the three months ended March 31, 2025 and 2024 was $34.4 million and $29.9 million, respectively, and included other fee income of $0.1 million and $0.7 million, respectively. The increase in total investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to the increase in our portfolio of the number of debt investments, which increased to 59 as of March 31, 2025 compared to 38 as of March 31, 2024. The increase in interest income was partially offset by a decrease in other fee income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributable to late closer fees received from investors purchasing Units during the closes which occurred during the three months ended March 31, 2024 that did not occur during the three months ended March 31, 2025.

Total Expenses

Expenses for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024
Expenses
Interest and credit facility expenses	$8,813	$7,577
Management fees	3,230	2,363
Incentive fees	2,631	2,173
Administrative fees	248	202
Professional fees	73	152
Directors’ fees	52	75
Organizational costs	—	18
Other expenses	134	102
Total expenses	$15,181	$12,662

Our total expenses for the three months ended March 31, 2025 and 2024 were $15.2 million and $12.7 million, respectively. Our total expenses include management fees attributed to the Adviser of $3.2 million and $2.4 million; and incentive fees of $2.6 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively.

Total expenses increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to increases in interest and credit facility expenses caused by a higher average outstanding debt balance during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 which was partially offset by a decrease in the weighted average interest rate. Management fees increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to the increase in the size of our portfolio of debt investments as previously described. Incentive fees increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to an increase in net investment income which has increased as a result of an increase in the number of investments in our portfolio.

Net investment income

Net investment income for the three months ended March 31, 2025 and 2024 was $19.2 million and $17.2 million, respectively. The increase in our net investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the increase in investment income and partially offset by an increase to expenses, as described above.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended March 31, 2025 and 2024 was ($4.3) million and ($5.1) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	$830
Follett Higher Education Group, Inc.	Term Loan	750
Sigmatron International, Inc.	Term Loan	692
Mark Andy, Inc.	Term Loan	471
Signature Brands, LLC	Delayed Draw Term Loan B	351
Milk Makeup LLC	Revolver	(205)
VoltaGrid, LLC	Delayed Draw Term Loan B	(216)
Five Star Buyer, Inc.	Term Loan	(263)
Comprehensive Logistics Co., LLC	Term Loan	(272)
Connect America.com, LLC	Last Out Term Loan	(357)
Corcentric, Inc.	Term Loan	(431)
The HC Companies, Inc.	Incremental Term Loan	(594)
The HC Companies, Inc.	Term Loan	(1,001)
Signature Brands, LLC	Term Loan	(4,304)
All others	Various	287
Net change in unrealized appreciation/(depreciation)		$(4,262)

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

Net realized gain on investments

During the three months ended March 31, 2025 and 2024 we recognized $0 and $0.1 million, respectively, in realized gains on investments. We did not have any realized gains on investments during the three months ended March 31, 2025 as we did not dispose of any investments during the period. Our realized gain on investments for the three months ended March 31, 2024 was entirely attributable to the partial disposition of the Florida Marine Transporters, LLC term loan.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended March 31, 2025 and 2024 was $14.9 million and $12.2 million, respectively. The increase during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributable to the increases in net investment income described above coupled with lower net unrealized losses on investments during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. We commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of March 31, 2025 and December 31, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Commitments	$1,274,566	$1,274,566
Undrawn commitments	$623,504	$623,504
Percentage of commitments funded	51.1%	51.1%
Units	12,745,660	12,745,660

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2025, we were in compliance with such covenants.

On March 7, 2025 we entered into the first amendment to the Subscription Based Credit Facility (the “First Amendment to the Subscription Based Credit Facility”). The First Amendment to the Subscription Based Credit Facility increased the applicable margin from 1.75% to 2.10%, decreased the Subscription Based Credit Facility Maximum Commitment from $200,000 to $50,000 and extended the stated maturity date from March 7, 2025 to March 6, 2026.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2025 and December 31, 2024 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – March 31, 2025	$50,000	$34,000	$16,000
Asset Based Credit Facility – March 31, 2025	$800,000	$469,200	$174,568
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of March 31, 2025 and December 31, 2024 borrowings under the Asset Based Credit Facility consisted of $400.0 million and $400.0 million, respectively, of Term Loans and $69.2 million and $0, respectively of revolving credit lines.

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

As of March 31, 2025 and December 31, 2024, $0.9 million and $1.2 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $0.7 million and $1.1 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2025 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2025 and 2024 was as follows (dollar amounts in thousands):

	Three months ended March 31,
	2025	2024
Credit Facilities interest expense	$7,530	$6,179
Undrawn commitment fees	422	688
Administrative fees	20	—
Amortization of deferred financing costs	841	710
Total	$8,813	$7,577
Weighted average interest rate	7.22%	7.96%
Average outstanding balance	$417,342	$307,097

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

		March 31, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Black Rock Coffee Holdings, LLC	September 2025	$5,951	$—	$9,918	$—
CF Newco, Inc.	December 2029	527	5	527	5
CG Buyer, LLC	July 2025	3,252	26	3,252	7
Comprehensive Logistics Co., LLC	March 2026	1,139	30	2,657	56
CSAT Holdings LLC	June 2028	1,836	39	2,885	52
D&D Buyer, LLC	October 2025	2,653	—	2,653	—
D&D Buyer, LLC	October 2028	3,352	—	2,076	—
Fenix Intermediate LLC	March 2026	11,607	406	11,607	395
Five Star Buyer, Inc.	February 2028	1,517	64	1,517	47
Great Kitchens Food Company, Inc.	May 2029	6,350	44	6,902	55
Hoffmaster Group, Inc.	February 2028	2,096	—	2,096	6
HydroSource Logistics, LLC	April 2029	475	—	1,329	—
Milk Makeup LLC	March 2030	6,831	154	—	—
Pallet Logistics of America, LLC	November 2026	1,514	21	1,514	30
Pallet Logistics of America, LLC	November 2029	2,346	33	3,027	61
Red Robin International, Inc.	March 2027	1,378	22	752	22
RPM Purchaser, Inc.	September 2025	3,667	—	3,667	—
Signature Brands, LLC	March 2025	—	—	3,654	350
VoltaGrid, LLC	February 2029	—	—	2,995	24
Total		$56,491	$844	$63,028	$1,110

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Adviser, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. As of March 31, 2025, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$34,242	$15,306	$18,936
Up 200 basis points	22,828	10,204	12,624
Up 100 basis points	11,414	5,102	6,312
Down 100 basis points	(11,142)	(5,102)	(6,040)
Down 200 basis points	(22,068)	(10,204)	(11,864)
Down 300 basis points	(28,594)	(15,306)	(13,288)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, on our performance.

There have been significant changes to United States trade policies, agreements and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, agreements and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.

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

10.5

Amendment No. 1 to Credit and Security Agreement, dated as of August 11, 2023, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.5 the Company's Quarterly Report on form 10-Q filed on November 8, 2023)

10.6

Amendment No. 2 to Credit and Security Agreement, dated as of February 2, 2024, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2024)

10.7

First Amendment to Revolving Credit Agreement dated as of March 7, 2025, by and among TCW Direct Lending VIII LLC, as Borrower, PNC Bank National Association as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2025).

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

TCW DIRECT LENDING VIII LLC
Date: May 13, 2025	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: May 13, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer