Form 10-Q
period 2025-06-30
TCW Direct Lending VIII LLC
filed 2025-08-12
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended June 30, 2025

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

As of June 30, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2025 was 12,745,660.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 11.05% (SOFR + 6.75%, 1.75% Floor)	3.4%	$29,637,685	03/28/29	$28,966,015	$28,363,265
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 11.05% (SOFR + 6.75%, 1.75% Floor)	0.2%	1,777,372	03/28/29	1,777,372	1,700,945
	Superior Industries International, Inc.	06/04/25	Delayed Draw Term Loan - 12.32% inc PIK (SOFR + 8.00%, 3.50% Floor, all PIK)	0.1%	418,734	06/04/26	418,734	418,734
	Superior Industries International, Inc.	08/14/24	Term Loan - 11.83% inc PIK (SOFR + 7.50%, 2.50% Floor, all PIK)	1.6%	20,734,361	12/15/28	20,330,295	13,352,929
				5.3%			51,492,416	43,835,873
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 15.06% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	3.4%	29,119,933	06/30/28	28,526,632	28,071,615
	CSAT Holdings LLC	06/30/23	Revolver - 15.06% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	0.2%	2,098,256	06/30/28	2,098,256	2,022,719
	Comprehensive Logistics Co., LLC	03/26/24	Revolver - 11.98% (SOFR + 7.50%, 2.00% Floor)	0.4%	3,226,904	03/26/26	3,226,904	3,162,366
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.98% (SOFR + 7.50%, 2.00% Floor)	4.2%	34,938,353	03/26/26	34,649,415	34,239,586
	Power Acquisition LLC	01/22/25	Term Loan B - 10.02% (SOFR + 5.75%, 1.50% Floor)	4.2%	35,864,057	01/22/30	35,009,873	34,931,591
				12.4%			103,511,080	102,427,877
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 11.43% (SOFR + 7.00%, 1.75% Floor)	1.0%	7,973,000	06/16/28	7,973,000	8,132,460
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.43% (SOFR + 7.00%, 1.75% Floor)	2.4%	19,070,701	06/16/28	18,652,388	19,452,115
				3.4%			26,625,388	27,584,575
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 11.78% (SOFR + 7.50%, 2.00% Floor)	4.4%	39,690,456	08/01/28	39,078,372	36,316,768
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 11.78% (SOFR + 7.50%, 2.00% Floor)	2.6%	23,330,421	08/01/28	22,901,631	21,347,335
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.57% (SOFR + 6.25%, 2.00% Floor)	2.5%	20,519,264	02/24/28	20,400,182	20,560,302
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.57% (SOFR + 6.25%, 2.00% Floor)	2.3%	18,567,411	02/24/28	18,317,956	18,604,546
	PaperWorks Industries, Inc.	07/26/23	Term Loan - 12.68% (SOFR + 8.25%, 1.00% Floor)	1.7%	13,859,730	06/30/27	13,718,911	13,804,291
				13.5%			114,417,052	110,633,242
Electrical Equipment
	VoltaGrid, LLC	04/09/24	Term Loan - 10.90% (SOFR + 6.50%, 4.00% Floor)	3.6%	29,570,477	02/28/29	28,640,619	29,393,054
	VoltaGrid, LLC	04/09/24	Delayed Draw Term Loan - 10.90% (SOFR + 6.50%, 4.00% Floor)	0.4%	2,987,087	02/28/29	2,987,087	2,969,165
	VoltaGrid, LLC	03/31/25	Delayed Draw Term Loan B - 10.65% (SOFR + 6.25%, 4.00% Floor)	1.4%	11,948,349	02/28/29	11,948,349	11,781,072
				5.4%			43,576,055	44,143,291

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Energy Equipment & Services
	Harvey Gulf Holdings, LLC	05/28/25	Term Loan B - 9.83% (SOFR + 5.50%, 2.00% Floor)	7.2%	$59,439,846	05/28/30	$59,370,170	$59,439,846
	HydroSource Logistics, LLC	04/14/25	3rd Amendment Term Loan - 13.06% (SOFR + 8.50%, 2.00% Floor)	5.2%	42,688,924	04/04/29	41,075,941	42,688,924
	HydroSource Logistics, LLC	04/05/24	Revolver - 13.06% (SOFR + 8.50%, 2.00% Floor)	0.3%	2,372,723	04/04/29	2,372,723	2,372,723
	HydroSource Logistics, LLC	04/05/24	Term Loan - 13.06% (SOFR + 8.50%, 2.00% Floor)	3.3%	26,949,430	04/04/29	26,344,598	26,949,430
				16.0%			129,163,432	131,450,923
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 11.21% (SOFR + 6.88%, 1.75% Floor)	4.0%	33,722,166	05/31/28	33,208,947	33,115,167
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 10.33% (SOFR + 6.00%, 1.25% Floor)	4.5%	37,245,005	05/31/29	36,565,703	37,096,025
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 22.03% inc PIK (SOFR + 17.50%, 1.75% Floor, all PIK)	0.8%	6,838,469	05/04/28	6,588,966	6,838,469
	Signature Brands, LLC	05/05/23	Term Loan - 13.94% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	2.7%	34,190,498	05/04/28	33,774,290	22,258,014
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 13.94% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	0.2%	1,930,680	05/04/28	1,930,680	1,930,680
				12.2%			112,068,586	101,238,355
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.69% (SOFR + 6.25%, 2.00% Floor)	0.5%	3,871,028	09/11/28	3,871,028	3,871,028
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.69% (SOFR + 6.25%, 2.00% Floor)	3.4%	27,332,713	09/11/28	26,786,657	27,606,040
				3.9%			30,657,685	31,477,068
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 9.80% (SOFR + 5.50%, 1.75% Floor)	6.2%	52,312,637	10/11/29	51,571,380	51,266,385
				6.2%			51,571,380	51,266,385
Hotels, Restaurants & Leisure
	Black Rock Coffee Holdings, LLC	04/29/22	Term Loan - 10.59% (SOFR + 6.00%, 1.00% Floor)	2.3%	18,829,231	09/30/26	18,829,231	18,829,231
	Black Rock Coffee Holdings, LLC	05/31/24	Incremental Term Loan - 10.59% (SOFR + 6.00%, 1.00% Floor)	0.6%	4,920,263	09/30/26	4,815,426	4,920,263
	Black Rock Coffee Holdings, LLC	05/31/24	Delayed Draw Term Loan - 10.52% (SOFR + 6.00%, 1.00% Floor)	0.8%	6,326,434	09/30/26	6,326,434	6,326,434
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.43% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	2.3%	20,052,478	02/23/28	19,614,765	18,769,120
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.43% inc PIK (SOFR + 8.00%, 1.50% Floor, 1.00% PIK)	0.1%	713,920	02/23/28	713,920	668,229
	Red Robin International, Inc.	04/11/22	Revolver - 11.93% (SOFR + 7.50%, 1.00% Floor)	0.0%	187,897	03/04/27	187,897	187,897
	Red Robin International, Inc.	04/11/22	Term Loan - 12.08% (SOFR + 7.50%, 1.00% Floor)	1.3%	10,440,904	03/04/27	10,321,595	10,440,904
				7.4%			60,809,268	60,142,078
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 13.25% (SOFR + 8.75%, 1.00% Floor)	4.1%	33,900,617	12/31/26	33,626,961	33,900,617
				4.1%			33,626,961	33,900,617

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 11.58% (SOFR + 7.00%, 2.00% Floor)	4.7%	$38,763,229	05/09/27	$38,493,796	$38,763,229
				4.7%			38,493,796	38,763,229
Leisure Facilities
	All Day Acquisitionco LLC (24 Hour Fitness)	04/30/25	Term Loan - 10.78% (SOFR + 6.50%, 1.50% Floor)	6.8%	56,786,110	04/30/30	55,548,036	55,854,818
				6.8%			55,548,036	55,854,818
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 13.20% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	2.9%	26,461,969	06/16/28	26,079,294	23,948,082
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 11.56% (SOFR + 7.00%, 1.00% Floor)	1.7%	15,000,898	10/03/26	14,859,514	14,160,848
				4.6%			40,938,808	38,108,930
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.55% (SOFR + 6.25%, 2.00% Floor)	6.3%	52,994,008	03/14/30	51,872,819	51,722,152
				6.3%			51,872,819	51,722,152
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	02/29/24	Term Loan B - 14.44% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	6,179,697	12/09/27	5,345,831	—
	HOP Energy, LLC	04/27/25	Delayed Draw Term Loan B - 14.44% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.1%	676,016	12/09/27	676,016	676,016
	HOP Energy, LLC	06/17/22	Term Loan - 13.44% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	2.2%	29,099,509	12/09/27	28,916,741	17,721,601
				2.3%			34,938,588	18,397,617
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.81% (SOFR + 6.50%, 1.00% Floor)	0.1%	756,842	11/29/29	756,842	731,110
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.76% (SOFR + 6.50%, 1.00% Floor)	2.8%	24,097,860	11/22/29	23,594,804	23,278,532
				2.9%			24,351,646	24,009,642
Personal Care Products
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.83% (SOFR + 6.50%, 2.25% Floor)	6.3%	52,539,894	05/21/30	51,239,839	51,489,096
	Viva 5 Group, LLC	05/21/25	Revolver - 10.83% (SOFR + 6.50%, 2.25% Floor)	0.1%	1,149,310	05/21/30	1,149,310	1,126,324
	Milk Makeup LLC	03/18/25	Revolver - 12.02% (SOFR + 7.50%, 2.00% Floor)	0.5%	4,553,728	03/18/30	4,553,728	4,421,670
	Milk Makeup LLC	03/18/25	Term Loan - 12.08% (SOFR + 7.50%, 2.00% Floor)	6.2%	52,994,008	03/18/30	51,677,555	51,457,182
				13.1%			108,620,432	108,494,272
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.20% (SOFR + 6.88%, 1.50% Floor)	3.7%	31,287,422	12/21/27	31,055,337	30,849,398
				3.7%			31,055,337	30,849,398

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Software
	CF Newco, Inc.	12/09/24	Term Loan - 10.56% (SOFR + 6.25%, 1.50% Floor)	2.7%	$22,495,916	12/10/29	$22,280,703	$22,270,957
	CF Newco, Inc.	12/09/24	Revolver - 10.56% (SOFR + 6.25%, 1.50% Floor)	0.1%	1,229,765	12/10/29	1,229,765	1,217,467
				2.8%			23,510,468	23,488,424
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 10.90% (SOFR + 6.50%, 2.00% Floor)	3.9%	31,574,206	10/04/28	30,890,641	31,826,800
	D&D Buyer, LLC	10/04/23	Revolver - 10.90% (SOFR + 6.50%, 2.00% Floor)	0.3%	2,873,529	10/04/28	2,873,529	2,873,529
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 10.90% (SOFR + 6.50%, 2.00% Floor)	1.0%	7,993,915	10/04/28	7,993,915	8,057,867
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 11.43% inc PIK (SOFR + 7.00%, 2.00% Floor, 3.00% PIK)	3.8%	31,841,098	02/01/28	31,647,178	31,459,005
				9.0%			73,405,263	74,217,201
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.	07/18/22	Term Loan - 12.94% inc PIK (SOFR + 8.50%, 1.00% Floor, 1.00% PIK)	1.5%	12,757,868	07/18/27	12,668,183	12,681,321
				1.5%			12,668,183	12,681,321
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.33% (SOFR + 7.00%, 1.50% Floor)	0.1%	439,570	07/19/28	439,570	436,053
	CG Buyer, LLC	07/19/23	Term Loan - 11.33% (SOFR + 7.00%, 1.50% Floor)	2.4%	19,956,923	07/19/28	19,626,202	19,797,268
				2.5%			20,065,772	20,233,321
	Total Debt Investments			150.0%			1,272,988,451	1,234,920,609

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Commercial Services & Supplies
	CSAT Investment Holdings LLC(2)(4)	03/05/25	Warrant, expires 03/05/32	0.0%	1,145,950	$508,373	$276,862
				0.0%		508,373	276,862
Technology Hardware, Storage and Peripherals
	Sigmatron International, Inc.(2)(4)	12/01/24	Warrant, expires 12/01/29	0.0%	26,720	41,412	79,357
	Sigmatron International, Inc.(2)(4)	01/01/25	Warrant, expires 01/01/30	0.0%	27,405	41,412	81,392
	Sigmatron International, Inc.(2)(4)	02/01/25	Warrant, expires 02/01/30	0.0%	56,942	41,412	169,115
	Sigmatron International, Inc.(2)(4)	03/01/25	Warrant, expires 03/01/30	0.0%	60,063	41,412	178,385
	Sigmatron International, Inc.(2)(4)	04/01/25	Warrant, expires 04/01/30	0.0%	91,422	215,541	271,519
	Sigmatron International, Inc.(2)(4)	05/01/25	Warrant, expires 05/01/30	0.0%	66,990	157,939	198,957
	Sigmatron International, Inc.(2)(4)	06/01/25	Warrant, expires 06/01/30	0.0%	70,949	167,272	210,714
				0.0%		706,400	1,189,439
Energy Equipment & Services
	HydroSource Logistics, LLC (2)(4)	04/05/24	Warrant, expires 4/4/34	0.9%	247	357,421	7,073,369
				0.9%		357,421	7,073,369
	Total Equity Investments			0.9%		1,572,194	8,539,670
	Total Debt & Equity Investments(3)			0.9%		1,274,560,645	1,243,460,279
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.26%, Class X (FGXXX)			5.5%	44,894,789	44,894,789	44,894,789
	Total Cash Equivalents			5.5%	44,894,789	44,894,789	44,894,789
	Total Investments (156.4%)					$1,319,455,434	$1,288,355,068
	Net unrealized depreciation on unfunded commitments (-0.1%)						(1,218,472)
	Liabilities in Excess of Other Assets (-56.3%)						$(463,566,389)
	Net Assets (100.0%)						$823,570,207

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

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities was $8,539,670, or 0.7% of the Company’s total assets.

(5)
Investment is in default as of June 30, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind
The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $440,331,421 and $121,705,680, respectively, for the period ended June 30, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2025

	As of June 30,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,274,561 and $952,308, respectively)	$1,243,460	$942,128
Cash and cash equivalents	48,814	92,946
Interest income receivable	7,619	6,311
Receivable for investment sold	202	156
Deferred financing costs	441	1,150
Prepaid and other assets	1	74
Total Assets	$1,300,537	$1,042,765
Liabilities
Term loan (net of $317 and $1,081 of deferred financing costs, respectively)	$399,683	$398,919
Revolving credit facilities payable	39,200	—
Incentive fee payable	25,794	21,675
Interest and credit facility expense payable	6,452	5,910
Management fees payable	3,947	2,970
Unrealized depreciation on unfunded commitments	1,218	1,110
Directors' fees payable	99	—
Other accrued expenses and other liabilities	574	952
Total Liabilities	476,967	431,536
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (12,745,660 units issued and outstanding)	1,274,566	1,274,566
Common Unitholders’ undrawn commitment: (12,745,660 units issued and outstanding)	(384,504)	(623,504)
Common Unitholders’ return of capital	(5,941)	(5,941)
Common Unitholders’ offering costs	(347)	(347)
Common Unitholders’ capital	883,774	644,774
Accumulated overdistributed earnings	(60,204)	(33,545)
Total Members’ Capital	823,570	611,229
Total Liabilities and Members’ Capital	$1,300,537	$1,042,765
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$94.78	$96.87

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$37,485	$31,099	$67,664	$59,328
Interest income paid-in-kind	4,277	2,689	8,342	3,648
Other fee income	105	2,377	216	3,096
Total investment income	41,867	36,165	76,222	66,072
Expenses
Interest and credit facility expenses	10,506	9,778	19,319	17,355
Management fees	3,947	2,890	7,177	5,253
Incentive fees	1,488	3,795	4,119	5,968
Administrative fees	273	232	521	434
Professional fees	203	225	276	377
Directors’ fees	67	50	119	125
Organizational costs	—	2	—	20
Other expenses	112	116	246	218
Total expenses	16,596	17,088	31,777	29,750
Expenses reimbursed by Adviser	—	(2)	—	(2)
Net expenses	16,596	17,086	31,777	29,748
Net investment income	25,271	19,079	44,445	36,324
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(75)	(3)	(75)	106
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(16,767)	2,547	(21,029)	(2,595)
Net realized and unrealized loss (gain) on investments	(16,842)	2,544	(21,104)	(2,489)
Net increase in Members’ Capital from operations	$8,429	$21,623	$23,341	$33,835
Basic and diluted:
Income per unit	$0.66	$1.70	$1.83	$2.65
Units Outstanding	12,745,660	12,745,660	12,745,660	12,745,660

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$644,774	$(33,545)	$611,229
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	19,174	19,174
Net change in unrealized appreciation/(depreciation) on investments	—	(4,262)	(4,262)
Distributions to Members from:
Distributable earnings	—	(25,000)	(25,000)
Total Decrease in Members’ Capital for the three months ended March 31, 2025	—	(10,088)	(10,088)
Members’ Capital at March 31, 2025	644,774	(43,633)	601,141
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,271	25,271
Net realized loss on investments	—	(75)	(75)
Net change in unrealized appreciation/(depreciation) on investments	—	(16,767)	(16,767)
Distributions to Members from:
Distributable earnings	—	(25,000)	(25,000)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	239,000	—	239,000
Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2025	239,000	(16,571)	222,429
Members’ Capital at June 30, 2025	$883,774	$(60,204)	$823,570

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$23,341	$33,835
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(431,989)	(296,247)
Interest income paid-in-kind	(8,342)	(3,648)
Proceeds from sales and paydowns of investments	121,706	96,071
Net realized loss (gain) on investments	75	(106)
Change in net unrealized (appreciation)/depreciation on investments	21,029	2,595
Amortization of premium and accretion of discount, net	(3,703)	(3,523)
Amortization of deferred financing costs	1,655	1,562
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(1,308)	(862)
(Increase) decrease in receivable for investment sold	(46)	(484)
(Increase) decrease in due from Adviser	—	76
(Increase) decrease in prepaid and other assets	73	505
Increase (decrease) incentive fee payable	4,119	5,968
Increase (decrease) management fees payable	977	535
Increase (decrease) interest and credit facility expense payable	542	2,363
Increase (decrease) directors’ fees payable	99	100
Increase (decrease) other accrued expenses and other liabilities	(378)	(450)
Net cash used in operating activities	(272,150)	(161,710)
Cash Flows from Financing Activities
Contribution from Members	239,000	103,517
Distributions to Members from distributable earnings	(50,000)	(39,754)
Distributions to Members from return of capital	—	(588)
Offering costs	—	(17)
Deferred financing costs paid	(182)	(2,665)
Proceeds from credit facilities	276,200	263,000
Repayment of credit facilities	(237,000)	(197,789)
Net cash provided by financing activities	228,018	125,704
Net decrease in cash and cash equivalents	(44,132)	(36,006)
Cash and cash equivalents, beginning of period	92,946	83,247
Cash and cash equivalents, end of period	$48,814	$47,241
Supplemental and non-cash financing activities
Interest expense paid	$16,225	$12,427
Decrease in Capital call receivable	$—	$(13,866)

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

June 30, 2025

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of June 30, 2025, the Company has sold 12,745,660 Units for an aggregate offering price of $1,274,566. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$1,274,566	$384,504	69.8%	12,745,660

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

The Recallable Amount as of June 30, 2025 was $5,941.

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

June 30, 2025

2.
Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2025, PIK interest income earned was $4,277 and $8,342, respectively, representing 10.2% and 10.9%, respectively, of investment income. For the three and six months ended June 30, 2024, PIK interest income earned was $2,689 and $3,648, respectively, representing 7.4% and 5.5%, respectively, of investment income.

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $718 in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2025. Since inception, the Company has incurred $347 in offering costs, all of which were charged to Members’ Capital as of December 31, 2024.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

2.
Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2025, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2025

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,234,921	$1,234,921
Equity	—	—	8,540	8,540
Cash equivalents	44,895	—	—	44,895
Total	$44,895	$—	$1,243,461	$1,288,356

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

June 30, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2025:

	Debt	Equity	Total
Balance, April 1, 2025	$1,097,095	$2,031	$1,099,126
Purchases	263,529	1,176	264,705
Sales and paydowns of investments	(105,893)	(277)	(106,170)
Amortization of premium and accretion of discount, net	2,267	—	2,267
Net realized loss	(75)	—	(75)
Net change in unrealized appreciation/(depreciation)	(22,002)	5,610	(16,392)
Balance, June 30, 2025	$1,234,921	$8,540	$1,243,461
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$(21,121)	$5,610	$(15,511)

	Debt	Equity	Total
Balance, January 1, 2025	$941,903	$224	$942,127
Purchases, including payments received in-kind	438,398	1,933	440,331
Sales and paydowns of investments	(121,305)	(401)	(121,706)
Amortization of premium and accretion of discount, net	3,703	—	3,703
Net realized loss	(75)	—	(75)
Net change in unrealized appreciation/(depreciation)	(27,703)	6,784	(20,919)
Balance, June 30, 2025	$1,234,921	$8,540	$1,243,461
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$(26,823)	$6,784	$(20,039)

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

The Company did not have any transfers between levels during the three and six months ended June 30, 2025 and 2024.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$1,073,227	Income Method	Discount Rate	8.5% to 20.0%	12.1%	Decrease
Debt	$135,208	Market Method	EBITDA Multiple	4.5x to 7.8x	5.7x	Increase
Debt	$—	Market Method	Indicative Bid	0.0% to 0.0%	0.0%	Increase
Debt	$26,486	Income Method	Discount Rate	12.9% to 17.1%	15.3%	Decrease
		Market Method	Indicative Bid	99.4% to 99.6%	99.5%	Increase
Equity	$7,350	Market Method	EBITDA Multiple	4.5x to 6.5x	5.0x	Increase
Equity	$1,190	Market Method	Indicative Bid	$2.97 to $2.97	$2.97	Increase

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

June 30, 2025

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

For the three and six months ended June 30, 2025, Management Fees incurred were $3,947 and $7,177, respectively, and $3,947 remained payable as of June 30, 2025. For the three and six months ended June 30, 2024, Management Fees incurred were $2,890 and $5,253, respectively, and $2,890 remained payable as of June 30, 2024.

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

June 30, 2025

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

For the three and six months ended June 30, 2025, Incentive Fees incurred were $1,488 and $4,119, respectively. For the three and six months ended June 30, 2024, Incentive Fees incurred were $3,795 and $5,968, respectively. The Company has not made any incentive fee payments to the Adviser and as of June 30, 2025 and December 31, 2024, the Company's incentive fee payable to the Advisor was $25,794 and $21,675, respectively.

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

June 30, 2025

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

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to the Company or any of the Unitholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it. On August 12, 2024, the Company's Board renewed the Administration Agreement for an additional one-year term until September 15, 2025.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

June 30, 2025

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
All Day Acquisitionco LLC (24 Hour Fitness)	April 2030	$6,195	$102	$—	$—
Black Rock Coffee Holdings, LLC	March 2026	7,537	—	9,918	—
CF Newco, Inc.	December 2029	527	5	527	5
CG Buyer, LLC	July 2025	3,252	26	3,252	7
Comprehensive Logistics Co., LLC	March 2026	1,329	27	2,657	56
CSAT Holdings LLC	June 2028	1,836	66	2,885	52
D&D Buyer, LLC	October 2025	—	—	2,653	—
D&D Buyer, LLC	October 2028	1,916	—	2,076	—
Fenix Intermediate LLC	March 2027	11,607	499	11,607	395
Five Star Buyer, Inc.	February 2028	1,517	97	1,517	47
Great Kitchens Food Company, Inc.	May 2029	6,902	28	6,902	55
Harvey Gulf Holdings, LLC	February 2030	11,704	—	—	—
Hoffmaster Group, Inc.	February 2028	2,096	—	2,096	6
HOP Energy, LLC	December 2027	371	—	—	—
HydroSource Logistics, LLC	April 2029	475	—	1,329	—
Milk Makeup LLC	March 2030	4,554	132	—	—
Pallet Logistics of America, LLC	November 2026	1,514	51	1,514	30
Pallet Logistics of America, LLC	November 2029	2,271	77	3,027	61
Red Robin International, Inc.	March 2027	2,317	—	752	22
RPM Purchaser, Inc.	September 2025	3,667	—	3,667	—
Signature Brands, LLC	March 2025	—	—	3,654	350
Signature Brands, LLC	November 2026	3,959	—	—	—
Superior Industries International, Inc.	June 2026	2,439	—	—	—
Viva 5 Group, LLC	May 2030	5,418	108	—	—
VoltaGrid, LLC	February 2029	—	—	2,995	24
Total		$83,403	$1,218	$63,028	$1,110

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, the Company is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

6.
Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2025 and 2024, was as follows (See Note 1):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Units at beginning of period	12,745,660	12,745,660	12,745,660	10,709,060
Units issued and committed during the period	—	—	—	2,036,600
Units issued and committed at end of period	12,745,660	12,745,660	12,745,660	12,745,660

No deemed distributions and contributions were processed during the three and six months ended June 30, 2025.

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2025, the Company was in compliance with such covenants.

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

June 30, 2025

7.
Credit Facilities (Continued)

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2025 and December 31, 2024 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – June 30, 2025	$50,000	$26,000	$24,000
Asset Based Credit Facility – June 30, 2025	$800,000	$413,200	$308,992
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of June 30, 2025 and December 31, 2024 borrowings under the Asset Based Credit Facility consisted of $400,000 and $400,000, respectively, of Term Loans and $13,200 and $0, respectively of revolving credit lines.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

7.
Credit Facilities (Continued)

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

As of June 30, 2025 and December 31, 2024, $441 and $1,150, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $317 and $1,081, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of June 30, 2025	As of December 31, 2024
Principal amount outstanding on Term Loan	$400,000	$400,000
Deferred financing costs	(317)	(1,081)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$399,683	$398,919

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2025 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Credit Facilities interest expense	$9,382	$8,438	$16,912	$14,617
Undrawn commitment fees	285	488	707	1,176
Administrative fees	25	—	45	—
Amortization of deferred financing costs	814	852	1,655	1,562
Total	$10,506	$9,778	$19,319	$17,355
Weighted average interest rate	7.17%	8.21%	7.19%	8.10%
Average outstanding balance	$517,563	$406,486	$467,729	$356,791

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

June 30, 2025

8.
Income Taxes (Continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of June 30, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2025	December 31, 2024
Cost of investments for federal income tax purposes	$1,319,455	$1,040,123
Unrealized appreciation	$15,837	$8,619
Unrealized depreciation	$(46,937)	$(18,798)
Net unrealized depreciation on investments	$(31,100)	$(10,179)

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

10.
Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2025 and 2024 is presented below.

	For the six months ended June 30,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$96.87	$98.95
Net Increase in Common Unitholder NAV from Prior Year(2)	—	0.17
Income from Investment Operations:
Net investment income	3.49	2.85
Net realized and unrealized loss	(1.66)	(0.20)
Total income from investment operations	1.83	2.65
Less Distributions:
From net investment income	(3.92)	(3.12)
Return of capital	—	(0.04)
Total distributions	(3.92)	(3.16)
Net Asset Value Per Unit (accrual base), End of Period	$94.78	$98.61
Unitholder Total Return(3)(4)	3.30%	6.52%
Unitholder IRR before incentive fee(5)	13.52%	15.95%
Unitholder IRR(5)	11.66%	13.67%
Ratios and Supplemental Data:
Members’ Capital, end of period	$823,570	$543,337
Units outstanding, end of period	12,745,660	12,745,660
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	9.52%	11.87%
Expense recaptured (reimbursed) by Investment Advisor(4)	0.00%	0.00%
Ratio of net expenses to average net assets(7)	9.52%	11.87%
Ratio of financing cost to average net assets(4)	2.87%	3.44%
Ratio of net investment income before expense recapture to average net assets(6)	13.31%	14.50%
Ratio of net investment income to average net assets(6)	13.31%	14.50%
Ratio of incentive fees to average net assets(6)	1.23%	2.38%
Credit facility payable	439,200	435,000
Asset coverage ratio	2.88	2.25
Portfolio turnover rate(4)	11.02%	11.54%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2025 and 2024.
(2)
Adjustment to NAV per Unit is attributable to the 734,300 Units and 1,302,300 Units issued on January 18, 2024 and March 19 2024, respectively, at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the six months ended June 30, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 13.52%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 11.66% through June 30, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized except for organizational costs.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On August 12, 2025, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2026.

On August 12, 2025, the Company's Board renewed the Administration Agreement for an additional one-year term until September 15, 2026.

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 26, 2025.

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

On May 27, 2021 (“Inception Date”), the we and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company (“TAMCO”). On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders.. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold

1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of June 30, 2025, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2025. Since inception, we have incurred $0.3 million of offering costs all of which were charged directly to Members’ Capital as of December 31, 2024.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2025, PIK interest income earned was $4.3 million and $8.3 million, respectively, representing 10.2% and 10.9%, respectively, of investment income. For the three and six months ended June 30, 2024, PIK interest income earned was $2.7 million and $3.6 million, representing 7.4% and 5.5%, respectively, of investment income.

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

Investment Activity

As of June 30, 2025, our portfolio consisted of 63 debt investments and nine equity investments. Based on fair values as of June 30, 2025, our portfolio was 99.3% invested in debt investments which were all senior secured term loans and revolving loans and 0.7% invested in equity investments which were warrants. A debt investment in one portfolio company was on non-accrual status as of June 30, 2025, representing 0.0% and 0.4% of our portfolio's fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2025:

Industry	Percent of Total Investments
Energy Equipment & Services	11%
Containers & Packaging	9%
Personal Care Products	9%
Commercial Services & Supplies	8%
Food Products	8%
Specialty Retail	6%
Hotels, Restaurants & Leisure	5%
Leisure Facilities	4%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Electrical Equipment	4%
Automobile Components	4%
Information Technology Services	3%
Machinery	3%
Household Durables	3%
Ground Transportation	3%
Professional Services	2%
Construction & Engineering	2%
Paper & Forest Products	2%
Software	2%
Transportation Infrastructure	2%
Oil, Gas & Consumable Fuels	1%
Technology Hardware, Storage and Peripherals	1%
Total	100%

Interest income including interest income paid-in-kind, was $41.8 million and $33.8 million for the three months ended June 30, 2025 and 2024, respectively.

Interest income including interest income paid-in-kind, was $76.0 million and $63.0 million for the six months ended June 30, 2025 and 2024, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Total investment income	$41,867	$36,165	$76,222	$66,072
Net expenses	16,596	17,086	31,777	29,748
Net investment income	25,271	19,079	44,445	36,324
Net realized (loss) gain on investments	(75)	(3)	(75)	106
Net change in unrealized appreciation/(depreciation) on investments	(16,767)	2,547	(21,029)	(2,595)
Net increase in Members’ Capital from operations	$8,429	$21,623	$23,341	$33,835

Total investment income

Total investment income for the three months ended June 30, 2025 and 2024 was $41.9 million and $36.2 million, respectively, and included other fee income of $0.1 million and $2.4 million, respectively. Total investment income for the six months ended June 30, 2025 and 2024 was $76.2 million and $66.1 million, respectively, and included other fee income of $0.2 million and $3.1 million, respectively. The increase in total investment income during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was due to the increase in our portfolio of the number of debt investments, which increased to 63 as of June 30, 2025 compared to 47 as of June 30, 2024. The increase in interest income was partially offset by a decrease in other fee income for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, which was primarily attributable to late closer fees received from investors purchasing Units during the closes which occurred during the three and six months ended June 30, 2024 that did not occur during the three and six months ended June 30, 2025.

Total Expenses

Expenses for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Expenses
Interest and credit facility expenses	$10,506	$9,778	$19,319	$17,355
Management fees	3,947	2,890	7,177	5,253
Incentive fees	1,488	3,795	4,119	5,968
Administrative fees	273	232	521	434
Professional fees	203	225	276	377
Directors’ fees	67	50	119	125
Organizational costs	—	2	—	20
Other expenses	112	116	246	218
Total expenses	$16,596	$17,088	$31,777	$29,750

Our total expenses for the three months ended June 30, 2025 and 2024 were $16.6 million and $17.1 million, respectively. Our total expenses include management fees attributed to the Adviser of $3.9 million and $2.9 million; and incentive fees of $1.5 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively.

Our total expenses for the six months ended June 30, 2025 and 2024 were $31.8 million and $29.8 million, respectively. Our total expenses include management fees attributed to the Adviser of $7.2 million and $5.3 million; and incentive fees of $4.1 million and $6.0 million for the three months ended June 30, 2025 and 2024, respectively.

Total expenses decreased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to a decrease in incentive fees. Incentive fees decreased due to net realized and unrealized losses of $16.8 million during the three months ended June 30, 2025 compared to net realized and unrealized gains of $2.5 million during the three months ended June 30, 2024. The decrease in incentive fees was partially offset by an increase in credit facility interest expense which increased due to an increase in the average outstanding principal balance (partially offset by a decrease in the weighted average interest rate). Management fees also increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to an increase in the size of our portfolio of debt investments as previously described.

Total expenses increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to increases in credit facility interest expense and management fees. Interest and credit facility expenses increased due to a higher average outstanding debt balance during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 which was partially offset by a decrease in the weighted average interest rate. Management fees increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the increase in the size of our portfolio of debt investments as previously described. The increase in credit facility interest expense and management fees was partially offset by a decrease of incentive fees. Incentive fees decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to net realized and unrealized losses of $21.1 million compared to net realized and unrealized losses of $2.6 million.

Net investment income

Net investment income for the three months ended June 30, 2025 and 2024 was $25.3 million and $19.1 million, respectively. Net investment income for the six months ended June 30, 2025 and 2024 was $44.4 million and $36.3 million, respectively. The increase in our net investment income during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the increase in investment income coupled with a decrease to expenses, as described above. The increase in our net investment income during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the increase in investment income partially offset by an increase to expenses, as described above.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended June 30, 2025 and 2024 was ($16.8) million and $2.5 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HOP Energy, LLC	Term Loan	$(8,757)
Superior Industries International, Inc.	Term Loan	(6,985)
Signature Brands, LLC	Term Loan	(4,643)
Jones Industrial Holdings, Inc.	Term Loan	(754)
The HC Companies, Inc.	Term Loan	(630)
Pallet Logistics of America, LLC	Term Loan	(510)
CSAT Holdings LLC	Term Loan	(490)
Five Star Buyer, Inc.	Term Loan	(482)
Milk Makeup LLC	Term Loan	(414)
Mark Andy, Inc.	Term Loan	480
HydroSource Logistics, LLC	3rd Amendment Term Loan	1,613
HydroSource Logistics, LLC	Warrant, expires 4/4/34	5,703
All others	Various	(898)
Net change in unrealized appreciation/(depreciation)		$(16,767)

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

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the six months ended June 30, 2025 and 2024 was ($21.0) million and ($2.6) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HOP Energy, LLC	Term Loan	$(8,952)
Signature Brands, LLC	Term Loan	(8,947)
Superior Industries International, Inc.	Term Loan	(7,075)
The HC Companies, Inc.	Term Loan	(1,631)
The HC Companies, Inc.	Incremental Term Loan	(971)
Five Star Buyer, Inc.	Term Loan	(745)
CSAT Holdings LLC	Term Loan	(636)
Jones Industrial Holdings, Inc.	Term Loan	(574)
Corcentric, Inc.	Term Loan	(469)
Connect America.com, LLC	Last Out Term Loan	(400)
Sigmatron International, Inc.	Term Loan	820
Follett Higher Education Group, Inc.	Term Loan	906
Mark Andy, Inc.	Term Loan	951
HydroSource Logistics, LLC	3rd Amendment Term Loan	1,613
HydroSource Logistics, LLC	Warrant, expires 4/4/34	6,533
All others	Various	(1,452)
Net change in unrealized appreciation/(depreciation)		$(21,029)

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

Net realized (loss)/gain on investments

During the three months ended June 30, 2025 and 2024 we recognized ($0.1) million and $(3.0) thousand, respectively, in realized (losses)/gains on investments. During the six months ended June 30, 2025 and 2024 we recognized ($0.1) million and $0.1 million, respectively, in realized (losses)/gains on investments. Our net realized loss during the three and six months ended June 30, 2025 was primarily due to the partial disposition of the HydroSource Logistics, LLC term loan. Our realized loss on investments for the three months ended June 30, 2024 was entirely attributable to the partial disposition of the Black Rock Coffee Holdings, LLC term loan. Our realized gain on investments for the six months ended June 30, 2024 was primarily attributable to the partial disposition of the Florida Marine Transporters, LLC term loan.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended June 30, 2025 and 2024 was $8.4 million and $21.6 million, respectively. Our net increase in Members’ Capital from operations during the six months ended June 30, 2025 and 2024 was $23.3 million and $33.8 million, respectively.

The relative decrease in Net increase in Members' Capital from operations during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily attributable to higher net unrealized losses on investments during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 partially offset by increases in net investment income described above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2025, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. We commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of June 30, 2025 and December 31, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Commitments	$1,274,566	$1,274,566
Undrawn commitments	$384,504	$623,504
Percentage of commitments funded	69.8%	51.1%
Units	12,745,660	12,745,660

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2025, we were in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2025 and December 31, 2024 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – June 30, 2025	$50,000	$26,000	$24,000
Asset Based Credit Facility – June 30, 2025	$800,000	$413,200	$308,992
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of June 30, 2025 and December 31, 2024 borrowings under the Asset Based Credit Facility consisted of $400.0 million and $400.0 million, respectively, of Term Loans and $13.2 million and $0, respectively of revolving credit lines.

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

As of June 30, 2025 and December 31, 2024, $0.4 million and $1.2 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $0.3 million and $1.1 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2025 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Credit Facilities interest expense	$9,382	$8,438	$16,912	$14,617
Undrawn commitment fees	285	488	707	1,176
Administrative fees	25	—	45	—
Amortization of deferred financing costs	814	852	1,655	1,562
Total	$10,506	$9,778	$19,319	$17,355
Weighted average interest rate	7.17%	8.21%	7.19%	8.10%
Average outstanding balance	$517,563	$406,486	$467,729	$356,791

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		June 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
All Day Acquisitionco LLC (24 Hour Fitness)	April 2030	$6,195	$102	$—	$—
Black Rock Coffee Holdings, LLC	March 2026	7,537	—	9,918	—
CF Newco, Inc.	December 2029	527	5	527	5
CG Buyer, LLC	July 2025	3,252	26	3,252	7
Comprehensive Logistics Co., LLC	March 2026	1,329	27	2,657	56
CSAT Holdings LLC	June 2028	1,836	66	2,885	52
D&D Buyer, LLC	October 2025	—	—	2,653	—
D&D Buyer, LLC	October 2028	1,916	—	2,076	—
Fenix Intermediate LLC	March 2027	11,607	499	11,607	395
Five Star Buyer, Inc.	February 2028	1,517	97	1,517	47
Great Kitchens Food Company, Inc.	May 2029	6,902	28	6,902	55
Harvey Gulf Holdings, LLC	February 2030	11,704	—	—	—
Hoffmaster Group, Inc.	February 2028	2,096	—	2,096	6
HOP Energy, LLC	December 2027	371	—	—	—
HydroSource Logistics, LLC	April 2029	475	—	1,329	—
Milk Makeup LLC	March 2030	4,554	132	—	—
Pallet Logistics of America, LLC	November 2026	1,514	51	1,514	30
Pallet Logistics of America, LLC	November 2029	2,271	77	3,027	61
Red Robin International, Inc.	March 2027	2,317	—	752	22
RPM Purchaser, Inc.	September 2025	3,667	—	3,667	—
Signature Brands, LLC	March 2025	—	—	3,654	350
Signature Brands, LLC	November 2026	3,959	—	—	—
Superior Industries International, Inc.	June 2026	2,439	—	—	—
Viva 5 Group, LLC	May 2030	5,418	108	—	—
VoltaGrid, LLC	February 2029	—	—	2,995	24
Total		$83,403	$1,218	$63,028	$1,110

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

Interest Rate Risk. As of June 30, 2025, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$39,174	$13,359	$25,815
Up 200 basis points	26,116	8,906	17,210
Up 100 basis points	13,058	4,453	8,605
Down 100 basis points	(12,785)	(4,453)	(8,332)
Down 200 basis points	(25,351)	(8,906)	(16,445)
Down 300 basis points	(32,742)	(13,359)	(19,383)

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

TCW DIRECT LENDING VIII LLC
Date: August 12, 2025	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: August 12, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer