Form 10-Q
period 2025-09-30
TCW Direct Lending VIII LLC
filed 2025-11-12
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended September 30, 2025

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

As of September 30, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2025 was 12,745,660.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 10.76% (SOFR + 6.75%, 1.75% Floor)	3.4%	$29,562,653	03/28/29	$28,937,806	$28,468,835
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.76% (SOFR + 6.75%, 1.75% Floor)	0.2%	1,772,873	03/28/29	1,772,873	1,707,276
	Superior Industries International, Inc.(6)	06/04/25	Delayed Draw Term Loan - 11.94% inc PIK (SOFR + 8.00%, 3.50% Floor, all PIK)	0.3%	2,931,138	06/04/26	2,931,138	2,931,138
	Superior Industries International, Inc.(2)(5)(6)	08/14/24	Term Loan - 11.66% inc PIK (SOFR + 7.50%, 2.50% Floor, all PIK)	1.4%	21,367,666	12/15/28	20,376,019	12,115,467
				5.3%			54,017,836	45,222,716
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 14.76% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	3.4%	29,099,639	06/30/28	28,559,670	29,041,440
	CSAT Holdings LLC	06/30/23	Revolver - 14.78% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	0.3%	2,885,102	06/30/28	2,885,102	2,879,332
	Comprehensive Logistics Co., LLC	03/26/24	Revolver - 11.76% (SOFR + 7.50%, 2.00% Floor)	0.2%	1,328,725	03/26/26	1,328,725	1,305,871
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.76% (SOFR + 7.50%, 2.00% Floor)	4.0%	34,712,944	03/26/26	34,524,418	34,115,881
	Power Acquisition LLC	01/22/25	Term Loan B - 10.08% (SOFR + 5.75%, 1.50% Floor)	4.1%	35,670,211	01/22/30	34,867,559	34,671,445
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.08% (SOFR + 5.75%, 1.50% Floor)	0.3%	2,724,408	01/22/30	2,677,285	2,648,125
				12.3%			104,842,759	104,662,094
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 11.26% (SOFR + 7.00%, 1.75% Floor)	0.9%	7,952,916	06/16/28	7,952,916	8,032,446
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.26% (SOFR + 7.00%, 1.75% Floor)	2.3%	19,070,701	06/16/28	18,687,989	19,261,408
				3.2%			26,640,905	27,293,854
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.50% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	4.3%	39,876,240	08/01/28	39,314,122	36,167,750
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.50% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	2.5%	23,439,627	08/01/28	23,045,840	21,259,741
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.53% (SOFR + 6.25%, 2.00% Floor)	2.4%	20,465,828	02/24/28	20,358,344	20,424,896
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.53% (SOFR + 6.25%, 2.00% Floor)	2.2%	18,520,524	02/24/28	18,295,347	18,483,483
				11.4%			101,013,653	96,335,870

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Energy Equipment & Services
	Harvey Gulf Holdings, LLC	05/28/25	Term Loan B - 9.66% (SOFR + 5.50%, 2.00% Floor)	6.9%	$58,687,443	05/28/30	$58,622,181	$58,687,443
	HydroSource Logistics, LLC	04/14/25	3rd Amendment Term Loan - 12.76% (SOFR + 8.50%, 2.00% Floor)	4.8%	40,374,333	04/04/29	38,951,026	40,374,333
	HydroSource Logistics, LLC	04/05/24	Term Loan - 12.76% (SOFR + 8.50%, 2.00% Floor)	3.0%	25,487,296	04/04/29	24,953,608	25,487,296
				14.7%			122,526,815	124,549,072
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 11.07% (SOFR + 6.88%, 1.75% Floor)	4.0%	33,467,590	05/31/28	33,002,246	33,567,993
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 9.66% (SOFR + 5.50%, 1.25% Floor)	4.3%	36,720,427	05/31/29	36,093,781	36,757,148
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	0.8%	7,096,870	05/04/28	6,869,481	7,096,870
	Signature Brands, LLC	05/02/25	9th Amendment Delayed Draw Term Loan A - 11.08% (SOFR + 6.50%, 1.75% Floor)	0.2%	1,319,626	05/04/28	1,319,626	1,319,626
	Signature Brands, LLC	05/05/23	Term Loan - 13.96% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	2.5%	35,432,666	05/04/28	35,053,348	21,401,330
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.96% inc PIK (SOFR + 6.50%, 1.75% Floor, all PIK)	0.2%	1,985,418	05/04/28	1,985,418	1,985,418
				12.0%			114,323,900	102,128,385
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.82% (SOFR + 6.25%, 2.00% Floor)	0.5%	3,861,228	09/11/28	3,861,228	3,899,840
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.82% (SOFR + 6.25%, 2.00% Floor)	3.3%	27,263,164	09/11/28	26,761,399	27,535,796
				3.8%			30,622,627	31,435,636
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 9.75% (SOFR + 5.75%, 1.75% Floor)	6.0%	52,247,000	10/11/29	51,550,249	51,149,813
				6.0%			51,550,249	51,149,813
Hotels, Restaurants & Leisure
	All Day Acquisitionco LLC (24 Hour Fitness)	04/30/25	Term Loan - 10.66% (SOFR + 6.50%, 1.50% Floor)	6.6%	56,431,197	04/30/30	55,265,028	56,115,182
	Five Star Buyer, Inc.	05/11/23	Term Loan - 13.35% inc PIK (SOFR + 9.00%, 1.50% Floor, 1.00% PIK)	2.2%	19,963,337	02/23/28	19,570,396	18,665,721
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 13.35% inc PIK (SOFR + 9.00%, 1.50% Floor, 1.00% PIK)	0.1%	713,523	02/23/28	713,523	667,144
	Red Robin International, Inc.	04/11/22	Revolver - 11.77% (SOFR + 7.50%, 1.00% Floor)	0.1%	845,538	03/04/27	845,538	845,538
	Red Robin International, Inc.	04/11/22	Term Loan - 11.89% (SOFR + 7.50%, 1.00% Floor)	1.2%	10,440,904	03/04/27	10,339,560	10,440,904
	CEC Entertainment, LLC	09/26/25	Term Loan - 10.00% (SOFR + 6.00%, 2.00% Floor)	5.9%	51,188,514	09/26/30	49,970,052	49,966,707
				16.1%			136,704,097	136,701,196
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 13.33% (SOFR + 8.75%, 1.00% Floor)	3.9%	33,414,935	12/31/26	33,178,871	33,414,935
				3.9%			33,178,871	33,414,935

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 11.26% (SOFR + 7.00%, 2.00% Floor)	4.5%	$38,506,518	05/09/27	$38,275,242	$38,506,518
				4.5%			38,275,242	38,506,518
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.82% (SOFR + 5.50%, 1.50% Floor)	6.9%	58,827,578	08/05/30	57,972,709	58,121,647
				6.9%			57,972,709	58,121,647
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.90% inc PIK (SOFR + 8.75%, 1.50% Floor, 1.00% PIK)	2.6%	26,429,984	06/16/28	26,082,062	21,857,597
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 11.26% (SOFR + 7.00%, 1.00% Floor)	1.7%	14,781,898	10/03/26	14,670,503	14,175,840
				4.3%			40,752,565	36,033,437
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.25% (SOFR + 6.25%, 2.00% Floor)	6.1%	52,861,191	03/14/30	51,802,737	51,328,216
				6.1%			51,802,737	51,328,216
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	02/29/24	Term Loan B - 14.28% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	6,410,667	12/09/27	5,345,831	—
	HOP Energy, LLC	04/27/25	Delayed Draw Term Loan B - 14.28% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.1%	701,282	12/09/27	701,282	701,282
	HOP Energy, LLC	08/22/25	Protective Advance Term Loan - 15.25% inc PIK (PRIME + 8.00%, 2.00% Floor, all PIK)	0.1%	1,259,913	12/09/27	1,259,913	1,259,913
	HOP Energy, LLC(2)(5)	06/17/22	Term Loan - 13.28% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	1.9%	30,110,975	12/09/27	28,987,279	15,871,495
				2.1%			36,294,305	17,832,690
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.67% (SOFR + 6.50%, 1.00% Floor)	0.2%	1,438,000	11/29/29	1,438,000	1,387,670
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.67% (SOFR + 6.50%, 1.00% Floor)	2.7%	24,037,312	11/22/29	23,564,283	23,196,006
				2.9%			25,002,283	24,583,676
Personal Care Products
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.66% (SOFR + 6.50%, 2.25% Floor)	6.0%	51,883,145	05/21/30	50,665,509	50,793,599
	Viva 5 Group, LLC	05/21/25	Revolver - 10.66% (SOFR + 6.50%, 2.25% Floor)	0.1%	1,149,310	05/21/30	1,149,310	1,125,175
	Milk Makeup LLC	03/18/25	Revolver - 13.79% inc PIK (SOFR + 9.50%, 2.00% Floor, 3.00% PIK)	0.9%	7,589,546	03/18/30	7,589,546	7,301,144
	Milk Makeup LLC	03/18/25	Term Loan - 13.79% inc PIK (SOFR + 9.50%, 2.00% Floor, 3.00% PIK)	6.0%	52,994,008	03/18/30	51,747,929	50,980,236
				13.0%			111,152,294	110,200,154
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 11.04% (SOFR + 6.88%, 1.50% Floor)	3.7%	31,115,550	12/21/27	30,908,255	31,084,434
				3.7%			30,908,255	31,084,434

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Software
	CF Newco, Inc.	12/09/24	Term Loan - 10.32% (SOFR + 6.25%, 1.50% Floor)	2.7%	$22,324,628	12/10/29	$22,123,160	$22,480,900
	CF Newco, Inc.	12/09/24	Revolver - 10.32% (SOFR + 6.25%, 1.50% Floor)	0.1%	1,229,765	12/10/29	1,229,765	1,229,765
				2.8%			23,352,925	23,710,665
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 10.60% (SOFR + 6.50%, 2.00% Floor)	3.9%	32,800,110	10/04/28	32,173,376	32,996,910
	D&D Buyer, LLC	10/04/23	Revolver - 10.60% (SOFR + 6.50%, 2.00% Floor)	0.2%	1,436,764	10/04/28	1,436,764	1,436,764
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 10.91% (SOFR + 6.50%, 2.00% Floor)	0.9%	7,926,862	10/04/28	7,926,862	7,974,423
	D&D Buyer, LLC	08/20/25	4th Amendment Delayed Draw Term Loan - 10.75% (SOFR + 6.50%, 2.00% Floor)	1.4%	11,807,882	10/04/28	11,807,882	11,878,729
	Follett Higher Education Group, Inc.	07/28/25	Incremental Term Loan - 11.26% (SOFR + 7.00%, 2.00% Floor)	0.6%	4,868,310	02/01/28	4,732,602	4,766,076
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 11.26% (SOFR + 7.00%, 2.00% Floor)	3.8%	31,915,394	02/01/28	31,752,233	31,851,563
				10.8%			89,829,719	90,904,465
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.82% inc PIK (SOFR + 7.50%, 2.50% Floor, all PIK)	1.9%	16,929,963	07/31/30	16,110,897	16,413,599
				1.9%			16,110,897	16,413,599
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 11.16% (SOFR + 7.00%, 1.50% Floor)	0.1%	438,461	07/19/28	438,461	434,953
	CG Buyer, LLC	07/19/23	Term Loan - 11.16% (SOFR + 7.00%, 1.50% Floor)	2.3%	19,956,923	07/19/28	19,653,515	19,797,268
				2.4%			20,091,976	20,232,221
	Total Debt Investments			150.1%			1,316,967,619	1,271,845,293

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	Superior Industries International, Inc.(2)(4)(6)	08/13/25	Common Stock	0.0%	439,757	$39,578	$—
				0.0%		39,578	—
Commercial Services & Supplies
	CSAT Investment Holdings LLC(2)(4)	03/05/25	Warrant, expires 03/05/32	0.1%	1,145,950	$508,373	$870,922
				0.1%		508,373	870,922
Energy Equipment & Services
	HydroSource Logistics, LLC (2)(4)	04/05/24	Warrant, expires 4/4/34	4.4%	247	357,421	37,612,239
				4.4%		357,421	37,612,239
Trading Companies & Distributors
	Cinelease, LLC(2)(4)	08/07/25	Warrant, expires 07/31/35	0.0%	215,403	379,334	262,877
				0.0%		379,334	262,877
	Total Equity Investments			4.5%		1,284,706	38,746,038
	Total Debt & Equity Investments(3)			154.6%		1,318,252,325	1,310,591,331
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.04%, Class X (FGXXX)			6.4%	54,292,898	54,292,898	54,292,898
	Total Cash Equivalents			6.4%	54,292,898	54,292,898	54,292,898
	Total Investments (161.1%)					$1,372,545,223	$1,364,884,229
	Net unrealized depreciation on unfunded commitments (-0.1%)						(1,097,824)
	Liabilities in Excess of Other Assets (-61.0%)						$(516,767,028)
	Net Assets (100.0%)						$847,019,377

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

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities was $38,746,038, or 2.8% of the Company’s total assets.

(5)
Investment is in default as of September 30, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

(6)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and September 30, 2025 along with transactions during the period ended September 30, 2025 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2025	Interest/Dividend/ Other income
Superior Industries International, Inc. Delayed Draw Term Loan - 11.50%	$—	$2,931,138	$—	$—	$—	$2,931,138	$140,918
Superior Industries International, Inc. Term Loan - 10.00%	20,039,850	463,891	(29,963)	—	(8,358,311)	12,115,467	1,304,914
Superior Industries International, Inc. Common Stock	—	39,578	—	—	(39,578)	—	—
Total Non-Controlled Affiliated Investments	$20,039,850	$3,434,607	$(29,963)	$—	$(8,397,889)	$15,046,605	$1,445,832

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $605,141,174 and $246,423,196, respectively, for the period ended September 30, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2025

	As of September 30,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,294,905 and $952,308, respectively)	$1,295,544	$942,128
Non-controlled affiliated investments (amortized cost of $23,347 and $0, respectively)	15,047	—
Cash and cash equivalents	56,799	92,946
Interest income receivable	8,873	6,311
Receivable for investment sold	1,497	156
Deferred financing costs	702	1,150
Prepaid and other assets	109	74
Total Assets	$1,378,571	$1,042,765
Liabilities
Term loan (net of $624 and $1,081 of deferred financing costs, respectively)	$324,376	$398,919
Revolving credit facilities payable	160,700	—
Incentive fee payable	34,344	21,675
Interest and credit facility expense payable	5,940	5,910
Management fees payable	4,069	2,970
Unrealized depreciation on unfunded commitments	1,098	1,110
Directors' fees payable	151	—
Other accrued expenses and other liabilities	874	952
Total Liabilities	531,552	431,536
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (12,745,660 units issued and outstanding)	1,274,566	1,274,566
Common Unitholders’ undrawn commitment: (12,745,660 units issued and outstanding)	(384,504)	(623,504)
Common Unitholders’ return of capital	(5,941)	(5,941)
Common Unitholders’ offering costs	(347)	(347)
Common Unitholders’ capital	883,774	644,774
Accumulated overdistributed earnings	(36,755)	(33,545)
Total Members’ Capital	847,019	611,229
Total Liabilities and Members’ Capital	$1,378,571	$1,042,765
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$96.62	$96.87

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$44,095	$32,725	$111,759	$92,053
Interest income paid-in-kind	1,892	3,523	10,234	7,171
Other fee income	105	—	321	3,096
Non-controlled affiliated investments:
Interest income	897	—	897	—
Interest income paid-in-kind	549	—	549	—
Total investment income	47,538	36,248	123,760	102,320
Expenses
Interest and credit facility expenses	9,775	9,831	29,094	27,186
Incentive fees	8,550	1,767	12,669	7,735
Management fees	4,070	2,786	11,247	8,039
Administrative fees	288	234	809	668
Professional fees	266	162	542	539
Directors’ fees	66	64	185	189
Organizational costs	—	2	—	22
Other expenses	118	112	364	330
Total expenses	23,133	14,958	54,910	44,708
Expenses recaptured by Adviser	—	2	—	—
Net expenses	23,133	14,960	54,910	44,708
Net investment income	24,405	21,288	68,850	57,612
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	484	(6)	409	100
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	31,958	(11,254)	10,929	(13,849)
Non-controlled affiliated investments	(8,398)	—	(8,398)	—
Net realized and unrealized gain (loss) on investments	24,044	(11,260)	2,940	(13,749)
Net increase in Members’ Capital from operations	$48,449	$10,028	$71,790	$43,863
Basic and diluted:
Income per unit	$3.80	$0.79	$5.63	$3.44
Units Outstanding	12,745,660	12,745,660	12,745,660	12,745,660

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$644,774	$(33,545)	$611,229
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	19,174	19,174
Net change in unrealized appreciation/(depreciation) on investments	—	(4,262)	(4,262)
Distributions to Members from:
Distributable earnings	—	(25,000)	(25,000)
Total Decrease in Members’ Capital for the three months ended March 31, 2025	—	(10,088)	(10,088)
Members’ Capital at March 31, 2025	644,774	(43,633)	601,141
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,271	25,271
Net realized loss on investments	—	(75)	(75)
Net change in unrealized appreciation/(depreciation) on investments	—	(16,767)	(16,767)
Distributions to Members from:
Distributable earnings	—	(25,000)	(25,000)
Net Increase in Members’ Capital Resulting from Capital Activity:
Contributions	239,000	—	239,000
Total Increase (Decrease) in Members’ Capital for the three months ended June 30, 2025	239,000	(16,571)	222,429
Members’ Capital at June 30, 2025	883,774	(60,204)	823,570
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	24,405	24,405
Net realized gain on investments	—	484	484
Net change in unrealized appreciation/(depreciation) on investments	—	23,560	23,560
Distributions to Members from:
Distributable earnings	—	(25,000)	(25,000)
Total Increase in Members’ Capital for the three months ended September 30, 2025	—	23,449	23,449
Members’ Capital at September 30, 2025	$883,774	$(36,755)	$847,019

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

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	For the nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$71,790	$43,863
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(594,358)	(323,821)
Interest income paid-in-kind	(10,783)	(7,171)
Proceeds from sales and paydowns of investments	246,423	184,483
Net realized loss (gain) on investments	(409)	(100)
Change in net unrealized (appreciation)/depreciation on investments	(2,531)	13,849
Amortization of premium and accretion of discount, net	(6,817)	(6,163)
Amortization of deferred financing costs	2,412	2,438
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(2,562)	(1,874)
(Increase) decrease in receivable for investment sold	(1,341)	(577)
(Increase) decrease in due from Adviser	—	78
(Increase) decrease in prepaid and other assets	(35)	483
Increase (decrease) incentive fee payable	12,669	7,735
Increase (decrease) management fees payable	1,099	431
Increase (decrease) interest and credit facility expense payable	30	2,062
Increase (decrease) directors’ fees payable	151	150
Increase (decrease) other accrued expenses and other liabilities	(78)	(236)
Net cash used in operating activities	(284,340)	(84,370)
Cash Flows from Financing Activities
Contribution from Members	239,000	103,517
Distributions to Members from distributable earnings	(75,000)	(63,754)
Distributions to Members from return of capital	—	(588)
Offering costs	—	(31)
Deferred financing costs paid	(1,507)	(2,716)
Proceeds from credit facilities	522,200	263,000
Repayment of credit facilities	(436,500)	(232,789)
Net cash provided by financing activities	248,193	66,639
Net decrease in cash and cash equivalents	(36,147)	(17,731)
Cash and cash equivalents, beginning of period	92,946	83,247
Cash and cash equivalents, end of period	$56,799	$65,516
Supplemental and non-cash financing activities
Interest expense paid	$25,456	$21,242
Decrease in Capital call receivable	$—	$(13,866)
Non-cash purchases of investments due to reorganization	$—	$(326)
Non-cash sales of investments due to reorganization	$—	$326

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

On May 13, 2022, the Company formed a wholly-owned subsidiary, TCW DL VIII Financing LLC, a single member Delaware limited liability company. On April 2, 2024, the Company formed a wholly-owned subsidiary, TCW DL HDR LLC, a single member Delaware limited liability company. On July 17, 2025, the Company formed a wholly-owned subsidiary, TCW DL CL LLC, a single member Delaware limited liability company designed to hold equity investments of the Company.

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

September 30, 2025

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of September 30, 2025, the Company has sold 12,745,660 Units for an aggregate offering price of $1,274,566. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2025 was $5,941.

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

September 30, 2025

2.
Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2025, PIK interest income earned was $2,441 and $10,783, respectively, representing 5.1% and 8.7%, respectively, of investment income. For the three and nine months ended September 30, 2024, PIK interest income earned was $3,523 and $7,171, respectively, representing 9.7% and 7.0%, respectively, of investment income.

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $718 in organizational costs, of which $0 was expensed during the three and nine months ended September 30, 2025. Since inception, the Company has incurred $347 in offering costs, all of which were charged to Members’ Capital as of December 31, 2024.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

2.
Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2025, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

September 30, 2025

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,271,845	$1,271,845
Equity	—	—	38,746	38,746
Cash equivalents	54,293	—	—	54,293
Total	$54,293	$—	$1,310,591	$1,364,884

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

September 30, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2025:

	Debt	Equity	Total
Balance, July 1, 2025	$1,234,921	$8,540	$1,243,461
Purchases	164,234	576	164,810
Sales and paydowns of investments	(123,369)	(1,348)	(124,717)
Amortization of premium and accretion of discount, net	3,114	—	3,114
Net realized gain	—	484	484
Net change in unrealized appreciation/(depreciation)	(7,055)	30,494	23,439
Balance, September 30, 2025	$1,271,845	$38,746	$1,310,591
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$(6,932)	$30,677	$23,745

	Debt	Equity	Total
Balance, January 1, 2025	$941,903	$224	$942,127
Purchases, including payments received in-kind	602,632	2,509	605,141
Sales and paydowns of investments	(244,674)	(1,749)	(246,423)
Amortization of premium and accretion of discount, net	6,817	—	6,817
Net realized (loss) gain	(75)	484	409
Net change in unrealized appreciation/(depreciation)	(34,758)	37,278	2,520
Balance, September 30, 2025	$1,271,845	$38,746	$1,310,591
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$(33,755)	$37,461	$3,706

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2025 and 2024.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$978,868	Income Method	Discount Rate	7.4% to 18.8%	11.6%	Decrease
Debt	$130,544	Market Method	EBITDA Multiple	4.5x to 9.0x	7.2x	Increase
Debt	$49,967	Market Method	Indicative Bid	97.6% to 97.6%	97.6%	Increase
Debt	$90,608	Income Method	Discount Rate	9.4% to 18.2%	12.1%	Decrease
		Market Method	Indicative Bid	101.0% to 101.2%	101.2%	Increase
Debt	$21,858	Income Method	Discount Rate	18.5% to 24.5%	21.5%	Decrease
		Market Method	EBITDA Multiple	4.0x to 5.0x	4.5x	Increase
		Market Method	Revenue Multiple	0.4x to 0.5x	0.4x	Increase
Equity	$38,746	Market Method	EBITDA Multiple	4.5x to 9.0x	8.5x	Increase

* Weighted based on fair value

During the nine months ended September 30, 2025, three debt investments with an aggregate fair value of $53,778 transitioned from a yield analysis valuation model to a yield analysis and market approach valuation model and three debt investments with an aggregate fair value of $35,502 transitioned from a yield analysis valuation model to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

September 30, 2025

4.
Agreements and Related Party Transactions

Advisory Agreement: On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution for an initial two-year term. Unless earlier terminated, the Advisory Agreement will continue in effect for additional one-year terms thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On August 12, 2025, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2026.

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

For the three and nine months ended September 30, 2025, Management Fees incurred were $4,070 and $11,247, respectively, and $4,069 remained payable as of September 30, 2025. For the three and nine months ended September 30, 2024, Management Fees incurred were $2,786 and $8,039, respectively, and $2,786 remained payable as of September 30, 2024.

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

September 30, 2025

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

For the three and nine months ended September 30, 2025, Incentive Fees incurred were $8,550 and $12,669, respectively. For the three and nine months ended September 30, 2024, Incentive Fees incurred were $1,767 and $7,735, respectively. The Company has not made any incentive fee payments to the Adviser and as of September 30, 2025 and December 31, 2024, the Company's incentive fee payable to the Advisor was $34,344 and $21,675, respectively.

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
All Day Acquisitionco LLC (24 Hour Fitness)	April 2030	$6,195	$35	$—	$—
Black Rock Coffee Holdings, LLC	March 2026	—	—	9,918	—
CF Newco, Inc.	December 2029	527	—	527	5
CG Buyer, LLC	July 2025	—	—	3,252	7
Cinelease, LLC	July 2030	6,334	193	—	—
Comprehensive Logistics Co., LLC	March 2026	3,227	56	2,657	56
CSAT Holdings LLC	June 2028	1,049	2	2,885	52
D&D Buyer, LLC	October 2025	—	—	2,653	—
D&D Buyer, LLC	October 2028	3,352	—	2,076	—
Fenix Intermediate LLC	March 2027	11,607	428	11,607	395
Five Star Buyer, Inc.	February 2028	1,517	99	1,517	47
Great Kitchens Food Company, Inc.	May 2029	6,902	—	6,902	55
Harvey Gulf Holdings, LLC	February 2030	11,704	—	—	—
Hoffmaster Group, Inc.	February 2028	2,096	4	2,096	6
HydroSource Logistics, LLC	April 2029	2,847	—	1,329	—
Milk Makeup LLC	March 2030	1,518	58	—	—
Pallet Logistics of America, LLC	November 2026	1,514	53	1,514	30
Pallet Logistics of America, LLC	November 2029	1,589	56	3,027	61
Red Robin International, Inc.	March 2027	1,660	—	752	22
RPM Purchaser, Inc.	September 2025	—	—	3,667	—
Signature Brands, LLC	March 2025	—	—	3,654	350
Signature Brands, LLC	November 2026	2,639	—	—	—
Viva 5 Group, LLC	May 2030	5,418	114	—	—
VoltaGrid, LLC	February 2029	—	—	2,995	24
Total		$71,695	$1,098	$63,028	$1,110

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, the Company is not aware of any pending or threatened litigation.

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

September 30, 2025

6.
Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2025 and 2024, was as follows (See Note 1):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Units at beginning of period	12,745,660	12,745,660	12,745,660	10,709,060
Units issued and committed during the period	—	—	—	2,036,600
Units issued and committed at end of period	12,745,660	12,745,660	12,745,660	12,745,660

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2025.

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2025, the Company was in compliance with such covenants.

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

September 30, 2025

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2025, the Borrower was in compliance with such covenants.

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

On August 22, 2025, the Company amended the Asset Based Credit Facility and entered into the Amendment No. 3 to Credit and Security Agreement ("Amendment No. 3"). Amendment No. 3 decreased the Asset Based Credit Facility Maximum Commitment from $800,000 to $650,000 which is comprised of $325,000 each of the revolving loan and term loan commitments, respectively. In addition, Amendment No. 3 extended the maturity date from September 13, 2027 to April 28, 2028 and extended the period in which the Borrower may make borrowings of revolving loans from September 13, 2025 to April 30, 2026. Amendment No. 3 also decreased the facility margin from 2.90% to 2.25%

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

7.
Credit Facilities (Continued)

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2025 and December 31, 2024 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – September 30, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – September 30, 2025	$650,000	$445,200	$204,800
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2025 and December 31, 2024 borrowings under the Asset Based Credit Facility consisted of $325,000 and $400,000, respectively, of Term Loans and $120,200 and $0, respectively of revolving credit lines.

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

The Company incurred financing costs of $182 in connection with the First Amendment to the Subscription Based Credit Facility, all of which was recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Subscription Based Credit Facility.

The Company incurred financing costs of $1,326 in connection with Amendment No. 3, of which $663 was recorded by the Company as deferred financing costs on its Consolidated Statements of Assets and Liabilities and $663 was recorded by the Company as a reduction of the Term Loan on its Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility.

As of September 30, 2025 and December 31, 2024, $702 and $1,150, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $624 and $1,081, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of September 30, 2025	As of December 31, 2024
Principal amount outstanding on Term Loan	$325,000	$400,000
Deferred financing costs	(624)	(1,081)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$324,376	$398,919

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2025 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

7.
Credit Facilities (Continued)

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Credit Facilities interest expense	$8,754	$8,532	$25,666	$23,149
Undrawn commitment fees	252	423	959	1,599
Administrative fees	12	—	57	—
Amortization of deferred financing costs	757	876	2,412	2,438
Total	$9,775	$9,831	$29,094	$27,186
Weighted average interest rate	6.90%	8.22%	7.09%	8.14%
Average outstanding balance	$496,722	$406,391	$477,500	$373,445

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

As of September 30, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2025	December 31, 2024
Cost of investments for federal income tax purposes	$1,372,545	$1,040,123
Unrealized appreciation	$47,050	$8,619
Unrealized depreciation	$(54,711)	$(18,798)
Net unrealized depreciation on investments	$(7,661)	$(10,179)

The Company did not have any unrecognized tax benefits as of December 31, 2024, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

10.
Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2025 and 2024 is presented below.

	For the nine months ended September 30,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$96.87	$98.95
Net Increase in Common Unitholder NAV from Prior Year(2)	—	0.17
Income from Investment Operations:
Net investment income	5.40	4.52
Net realized and unrealized gain (loss)	0.23	(1.08)
Total income from investment operations	5.63	3.44
Less Distributions:
From net investment income	(5.88)	(5.00)
Return of capital	—	(0.05)
Total distributions	(5.88)	(5.05)
Net Asset Value Per Unit (accrual base), End of Period	$96.62	$97.51
Unitholder Total Return(3)(4)	9.36%	8.24%
Unitholder IRR before incentive fee(5)	15.30%	14.94%
Unitholder IRR(5)	13.24%	12.83%
Ratios and Supplemental Data:
Members’ Capital, end of period	$847,019	$529,351
Units outstanding, end of period	12,745,660	12,745,660
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	10.19%	11.62%
Expense recaptured (reimbursed) by Investment Advisor(4)	0.00%	0.00%
Ratio of net expenses to average net assets(7)	10.19%	11.62%
Ratio of financing cost to average net assets(4)	4.04%	5.29%
Ratio of net investment income before expense recapture to average net assets(6)	12.78%	14.98%
Ratio of net investment income to average net assets(6)	12.78%	14.98%
Ratio of incentive fees to average net assets(6)	2.35%	2.01%
Credit facility payable	485,700	400,000
Asset coverage ratio	2.74	2.32
Portfolio turnover rate(4)	21.31%	21.72%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2025 and 2024.
(2)
Adjustment to NAV per Unit is attributable to the 734,300 Units and 1,302,300 Units issued on January 18, 2024 and March 19 2024, respectively, at $100 per Unit. See Note 1 in the financial statements.
(3)
The Total Return for the nine months ended September 30, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 15.30%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 13.24% through September 30, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized except for organizational costs.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

On May 27, 2021 (“Inception Date”), the we and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company (“TAMCO”). On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders.. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold

1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of September 30, 2025, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

On May 13, 2022, we formed a wholly-owned subsidiary, TCW DL VIII Financing LLC, a single member Delaware limited liability company. On April 2, 2024, we formed a wholly-owned subsidiary, TCW DL HDR LLC, a single member Delaware limited liability company. On July 17, 2025, we formed a wholly-owned subsidiary, TCW DL CL LLC, a single member Delaware limited liability company designed to hold equity investments of ours.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $0 was expensed during the three and nine months ended September 30, 2025. Since inception, we have incurred $0.3 million of offering costs all of which were charged directly to Members’ Capital as of December 31, 2024.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2025, PIK interest income earned was $2.4 million and $10.8 million, respectively, representing 5.1% and 8.7%, respectively, of investment income. For the three and nine months ended September 30, 2024, PIK interest income earned was $3.5 million and $7.2 million, representing 9.7% and 7.0%, respectively, of investment income.

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

Investment Activity

As of September 30, 2025, our portfolio consisted of 62 debt investments and four equity investments. Based on fair values as of September 30, 2025, our portfolio was 97.0% invested in debt investments which were all senior secured term loans and revolving loans and 3.0% invested in equity investments which were warrants. Debt investments in two portfolio companies were on non-accrual status as of September 30, 2025, representing 2.1% and 4.2% of our portfolio's fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2025:

Industry	Percent of Total Investments
Energy Equipment & Services	12%
Hotels, Restaurants & Leisure	11%
Personal Care Products	9%
Commercial Services & Supplies	8%
Food Products	8%
Containers & Packaging	7%
Specialty Retail	7%
Leisure Products	4%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Automobile Components	3%
Information Technology Services	3%
Machinery	3%
Household Durables	3%
Ground Transportation	2%
Professional Services	2%
Construction & Engineering	2%
Paper & Forest Products	2%
Software	2%
Transportation Infrastructure	2%
Oil, Gas & Consumable Fuels	1%
Trading Companies & Distributors	1%
Total	100%

Interest income including interest income paid-in-kind, was $47.4 million and $36.2 million for the three months ended September 30, 2025 and 2024, respectively.

Interest income including interest income paid-in-kind, was $123.4 million and $99.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Total investment income	$47,538	$36,248	$123,760	$102,320
Net expenses	23,133	14,960	54,910	44,708
Net investment income	24,405	21,288	68,850	57,612
Net realized gain (loss) on investments	484	(6)	409	100
Net change in unrealized appreciation/(depreciation) on investments	23,560	(11,254)	2,531	(13,849)
Net increase in Members’ Capital from operations	$48,449	$10,028	$71,790	$43,863

Total investment income

Total investment income for the three months ended September 30, 2025 and 2024 was $47.5 million and $36.2 million, respectively, and included other fee income of $0.1 million and $0, respectively. Total investment income for the nine months ended September 30, 2025 and 2024 was $123.8 million and $102.3 million, respectively, and included other fee income of $0.3 million and $3.1 million, respectively. The increase in total investment income during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was due to the increase in the number of debt investments in our portfolio, which increased to 62 as of September 30, 2025 compared to 47 as of September 30, 2024. The increase in interest income was partially offset by a decrease in other fee income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily attributable to late closer fees received from investors purchasing Units during the closes which occurred during the nine months ended September 30, 2024 that did not occur during the nine months ended September 30, 2025.

Total Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Expenses
Interest and credit facility expenses	$9,775	$9,831	$29,094	$27,186
Incentive fees	8,550	1,767	12,669	7,735
Management fees	4,070	2,786	11,247	8,039
Administrative fees	288	234	809	668
Professional fees	266	162	542	539
Directors’ fees	66	64	185	189
Organizational costs	—	2	—	22
Other expenses	118	112	364	330
Total expenses	$23,133	$14,958	$54,910	$44,708
Expenses reimbursed by Adviser	—	2	—	—
Net expenses	$23,133	$14,960	$54,910	$44,708

Our total expenses for the three months ended September 30, 2025 and 2024 were $23.1 million and $15.0 million, respectively. Our total expenses include incentive fees of $8.6 million and $1.8 million; and management fees attributed to the Adviser of $4.1 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively.

Our total expenses for the nine months ended September 30, 2025 and 2024 were $54.9 million and $44.7 million, respectively. Our total expenses include incentive fees of $12.7 million and $7.7 million; and management fees attributed to the Adviser of $11.2 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Total expenses increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to an increase in incentive fees and management fees. Incentive fees increased due to net realized and unrealized gains of $24.0 million during the three months ended September 30, 2025 compared to net realized and unrealized losses of $11.3 million during the three months ended September 30, 2024. Management fees also increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to an increase in the size of our portfolio of debt investments as previously described.

Total expenses increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to increases in incentive fees, management fees, and credit facility interest expense. Incentive fees increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to net realized and unrealized gains of $2.9 million compared to net realized and unrealized losses of $13.7 million. Management fees increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the increase in the size of our portfolio of debt investments as previously described. Interest and credit facility expenses increased due to a higher average outstanding debt balance during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 which was partially offset by a decrease in the weighted average interest rate.

Net investment income

Net investment income for the three months ended September 30, 2025 and 2024 was $24.4 million and $21.3 million, respectively. Net investment income for the nine months ended September 30, 2025 and 2024 was $68.9 million and $57.6 million, respectively. The increase in our net investment income during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to the increase in investment income partially offset by an increase to expenses, as described above.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended September 30, 2025 and 2024 was $23.6 million and ($11.3) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(2,136)
Mark Andy, Inc.	Term Loan	(2,094)
HOP Energy, LLC	Term Loan	(1,920)
Superior Industries International, Inc.	Term Loan	(1,283)
VoltaGrid, LLC	Term Loan	(752)
Baxters North America, Inc.	Term Loan	659
CSAT Holdings LLC	Term Loan	937
HydroSource Logistics, LLC	Warrant, expires 4/4/34	30,538
All others	Various	(389)
Net change in unrealized appreciation/(depreciation)		$23,560

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

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the nine months ended September 30, 2025 and 2024 was $2.5 million and ($13.8) million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Signature Brands, LLC	Term Loan	$(11,083)
HOP Energy, LLC	Term Loan	(10,872)
Superior Industries International, Inc.	Term Loan	(8,358)
The HC Companies, Inc.	Term Loan	(2,016)
The HC Companies, Inc.	Incremental Term Loan	(1,203)
Mark Andy, Inc.	Term Loan	(1,143)
VoltaGrid, LLC	Term Loan	(823)
Five Star Buyer, Inc.	Term Loan	(804)
Milk Makeup LLC	Term Loan	(768)
Jones Industrial Holdings, Inc.	Term Loan	(574)
Corcentric, Inc.	Term Loan	(507)
Sigmatron International, Inc.	Term Loan	807
All Day Acquisitionco LLC (24 Hour Fitness)	Term Loan	850
Follett Higher Education Group, Inc.	Term Loan	1,194
HydroSource Logistics, LLC	3rd Amendment Term Loan	1,423
HydroSource Logistics, LLC	Warrant, expires 4/4/34	37,071
All others	Various	(663)
Net change in unrealized appreciation/(depreciation)		$2,531

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

Net realized gain/(loss) on investments

During the three months ended September 30, 2025 and 2024 we recognized $0.5 million and $(6.0) thousand, respectively, in realized gains/(losses) on investments. During the nine months ended September 30, 2025 and 2024 we recognized $0.4 million and $0.1 million, respectively, in realized gains on investments. Our net realized gain during the three months ended September 30, 2025 was primarily due to the full disposition of eight Sigmatron International, Inc. warrants. Our net realized gain during the nine months ended September 30, 2025 was primarily due to the full disposition of eight Sigmatron International, Inc. warrants as well as the partial dispositions of the HydroSource Logistics, LLC and All Day Acquisitions (24 Hour Fitness) term loans. Our realized loss on investments for the three months ended September 30, 2024 was entirely attributable to the partial disposition of the Great Kitchens Food Company term loan. Our realized gain on investments for the nine months ended September 30, 2024 was entirely attributable to the partial disposition of the Florida Marine Transporters, LLC term loan and was partially offset by realized losses on the Black Rock Coffee Holdings, LLC and Great Kitchens Food Company term loans.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended September 30, 2025 and 2024 was $48.4 million and $10.0 million, respectively. Our net increase in Members’ Capital from operations during the nine months ended September 30, 2025 and 2024 was $71.8 million and $43.9 million, respectively.

The relative increase in Net increase in Members' Capital from operations during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily attributable to net realized and unrealized gains on investments during the three and nine months ended September 30, 2025 compared to net realized and unrealized losses on investments during the three and nine months ended September 30, 2024 coupled with increases in net investment income described above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2025, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. We commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of September 30, 2025 and December 31, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Commitments	$1,274,566	$1,274,566
Undrawn commitments	$384,504	$623,504
Percentage of commitments funded	69.8%	51.1%
Units	12,745,660	12,745,660

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2025, we were in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2025, the Borrower was in compliance with such covenants.

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

On August 22, 2025, we amended the Asset Based Credit Facility and entered into the Amendment No. 3 to Credit and Security Agreement ("Amendment No. 3"). Amendment No. 3 decreased the Asset Based Credit Facility Maximum Commitment from $800 million to $650 million which is comprised of $325 million each of the revolving loan and term loan commitments, respectively. In addition, Amendment No. 3 extended the maturity date from September 13, 2027 to April 28, 2028 and extended the period in which the Borrower may make borrowings of revolving loans from September 13, 2025 to April 30, 2026. Amendment No. 3 also decreased the facility margin from 2.90% to 2.25%.

Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2025 and December 31, 2024 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – September 30, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – September 30, 2025	$650,000	$445,200	$204,800
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2025 and December 31, 2024 borrowings under the Asset Based Credit Facility consisted of $325.0 million and $400.0 million, respectively, of Term Loans and $120.2 million and $0, respectively of revolving credit lines.

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

We incurred financing costs of $0.2 million in connection with the First Amendment to the Subscription Based Credit Facility, all of which was recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Subscription Based Credit Facility.

We incurred financing costs of $1.3 million in connection with Amendment No. 3, of which $0.7 million was recorded by us as deferred financing costs on our Consolidated Statements of Assets and Liabilities and $0.7 million was recorded by us as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities. The financing costs are being amortized over the term of the Asset Based Credit Facility.

As of September 30, 2025 and December 31, 2024, $0.7 million and $1.2 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $0.6 million and $1.1 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2025 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Credit Facilities interest expense	$8,754	$8,532	$25,666	$23,149
Undrawn commitment fees	252	423	959	1,599
Administrative fees	12	—	57	—
Amortization of deferred financing costs	757	876	2,412	2,438
Total	$9,775	$9,831	$29,094	$27,186
Weighted average interest rate	6.90%	8.22%	7.09%	8.14%
Average outstanding balance	$496,722	$406,391	$477,500	$373,445

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		September 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
All Day Acquisitionco LLC (24 Hour Fitness)	April 2030	$6,195	$35	$—	$—
Black Rock Coffee Holdings, LLC	March 2026	—	—	9,918	—
CF Newco, Inc.	December 2029	527	—	527	5
CG Buyer, LLC	July 2025	—	—	3,252	7
Cinelease, LLC	July 2030	6,334	193	—	—
Comprehensive Logistics Co., LLC	March 2026	3,227	56	2,657	56
CSAT Holdings LLC	June 2028	1,049	2	2,885	52
D&D Buyer, LLC	October 2025	—	—	2,653	—
D&D Buyer, LLC	October 2028	3,352	—	2,076	—
Fenix Intermediate LLC	March 2027	11,607	428	11,607	395
Five Star Buyer, Inc.	February 2028	1,517	99	1,517	47
Great Kitchens Food Company, Inc.	May 2029	6,902	—	6,902	55
Harvey Gulf Holdings, LLC	February 2030	11,704	—	—	—
Hoffmaster Group, Inc.	February 2028	2,096	4	2,096	6
HydroSource Logistics, LLC	April 2029	2,847	—	1,329	—
Milk Makeup LLC	March 2030	1,518	58	—	—
Pallet Logistics of America, LLC	November 2026	1,514	53	1,514	30
Pallet Logistics of America, LLC	November 2029	1,589	56	3,027	61
Red Robin International, Inc.	March 2027	1,660	—	752	22
RPM Purchaser, Inc.	September 2025	—	—	3,667	—
Signature Brands, LLC	March 2025	—	—	3,654	350
Signature Brands, LLC	November 2026	2,639	—	—	—
Viva 5 Group, LLC	May 2030	5,418	114	—	—
VoltaGrid, LLC	February 2029	—	—	2,995	24
Total		$71,695	$1,098	$63,028	$1,110

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

Interest Rate Risk. As of September 30, 2025, 99% of our debt investments bore interest based on floating rates, such as SOFR and Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$38,783	$14,773	$24,010
Up 200 basis points	25,856	9,849	16,007
Up 100 basis points	12,928	4,924	8,004
Down 100 basis points	(12,911)	(4,924)	(7,987)
Down 200 basis points	(25,730)	(9,849)	(15,881)
Down 300 basis points	(30,987)	(14,773)	(16,214)

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

10.8*

Amendment No. 3 to Credit and Security Agreement, dated as of August 22, 2025, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator.

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

TCW DIRECT LENDING VIII LLC
Date: November 12, 2025	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: November 12, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer