Form 10-K
period 2025-12-31
TCW Direct Lending VIII LLC
filed 2026-03-26
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Secuprities Act. Yes ☐ No ☒

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

As of December 31, 2025, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 26, 2026 was 12,745,660.

Documents Incorporated by Reference

TCW Direct Lending VIII LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2025, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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
•
a decline in interest rates could adversely impact our results as a majority of our debt investments bear interest based on floating rates;
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
•
potential illiquidity and lack of a viable trading market for our Units (as defined herein);
•
the ability of the Adviser to attract and retain highly talented professionals, and the allocation of such professionals’ time;
•
our reliance on management of the portfolio companies in which we invest;
•
we may be unable to generate returns for our investors and any losses of the Company will be borne solely by holders of our Units (“Unitholders”) and not by the Adviser;
•
the speculative and illiquid nature of our investments;
•
operational risks;
•
uncertainty surrounding market and geopolitical risk;
•
disruptions and instability in the capital markets;
•
uncertainty with respect to trade policies, treaties and tariffs;
•
our status as a non-diversified investment company may cause our net asset value to fluctuate;

•
collateral may consist of assets that may not be readily liquidated;
•
our investments may not be diversified;
•
a contraction of available credit could impair our lending and investment activities;
•
our reliance upon un-affiliated co-lenders, consultants, service providers and other counterparties;
•
valuation risks;
•
the risks associated with indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles;
•
insolvencies of our portfolio companies;
•
potential lender liability proceedings;
•
additional risks associated with the highly levered portfolio companies in which we may invest;
•
the risks associated with the bridge financings, subordinated or mezzanine financings, unitranche loans, delayed draw facilities which we may make to portfolio companies;
•
loans to middle-market portfolio companies present a greater risk than loans to larger companies;
•
risks associated payment-in-kind (“PIK”) interest and private credit;
•
investments in portfolio companies located outside of the US may present additional risks;
•
we may be subject to risks in connection with the derivative instruments we use;
•
we will pay fees and expenses which will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment;
•
we may retain, in whole or in part, any proceeds attributable to portfolio investments and may use the amounts retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations;
•
we may issue Preferred Units with separate rights and privileges;
•
compliance with current legal, tax and regulatory framework and changes thereto;
•
the costs associated with being a public entity;
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
•
defaults by a substantial number of Unitholders or by one or more Unitholders who have made substantial Capital Commitments (as defined herein);
•
the impact of prepayment on the value of our investments;
•
the allocation of expenses in co-investments;
•
our reliance on the skill and expertise of the Adviser;

•
investments at different levels of a capital structure may expose us to additional risks;
•
conflicts of interest may arise between the Advisers, Other Clients (as defined herein) and certain of our portfolio companies;
•
we may be limited in our ability to engage in certain transactions with affiliates under the 1940 Act;
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
•
information systems failures and other cybersecurity risks significantly disrupting our business, financial condition or operating results;
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

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

On January 6, 2023, our board of directors (the “Board” or “Board of Directors”) approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units (the "Closing Period") from January 21, 2023 to July 21, 2023. On July 26, 2023, our Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our LLC Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of December 31, 2025, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the TCW Private Credit Group (the “Private Credit Group”), a group of investment professionals that will use the same investment strategy employed by the Private Credit Group over the past 25 years.

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

We entered into one or more credit facilities or other borrowings, either directly or through one or more subsidiaries.

We may also be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, any security interests and/or negative covenants required by a credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. Any obligations to our creditors under our credit facilities or other borrowings may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As part of certain credit facilities or other borrowings, the right to make capital calls of Unitholders may be pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Unitholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

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

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment advisory and management agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”) and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $206.2 billion of assets as of December 31, 2025. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including TCW Direct Lending LLC and TCW Direct Lending VII LLC (together with their five predecessor funds, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

The Private Credit Group

The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. The Private Credit Group launched the Company as its eighth Direct Lending Fund. The Private Credit Group is led by Richard Miller and currently includes a group of 44 investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

We employ the investment approach and strategy the Private Credit Group developed and implemented over the past 25 years of investing in the middle markets. The approach focuses on the fundamental objectives of preserving capital and generating attractive risk-adjusted returns.

The Exchange Offer

The commitment period of the Company (the “Commitment Period”) ended on February 1, 2026, and, as a result, we generally are no longer able to make new investments (other than certain follow-on investments and investments that were in process prior to the expiration of the Commitment Period and which we reasonably expected to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period). Subject to extension or early termination, the term of the Company will continue until March 2030, after which the Company will wind down operations.

On January 14, 2026, as amended on February 20, 2026, and March 9, 2026, the Company filed a Schedule TO with the SEC relating to an offer to exchange (the "Exchange Offer") outstanding Units for an equivalent number of limited liability company units of TCW Specialty Lending LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the "Perpetual Fund"). The Perpetual Fund will operate as a closed-end, non-diversified management investment company regulated as a BDC under the 1940 Act. The Exchange Offer is subject to the terms and conditions set forth in the offer to exchange, the related subscription agreement and the letter of transmittal that were filed with the SEC.

We are conducting the Exchange Offer in order to provide unitholders with the option to either (i) continue to hold Units for the duration of our remaining term with no material change to the existing economics of the unitholder’s investment or (ii) exchange all, or a portion, of their Units for an equivalent number of Perpetual Fund units. The Perpetual Fund will be a perpetual-life BDC, allowing unitholders to remain invested in a direct lending vehicle over an indefinite investment horizon. The Exchange Offer provides unitholders with the optionality that was negotiated for and that was disclosed at the time of their investment in the Company.

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

Our investment professionals will typically be in a position to be directly involved with each step of the investment process, beginning with due diligence. Our investment philosophy is to perform a rigorous due diligence investigation designed to better understand a potential portfolio company’s risks and opportunities. This investigation will typically include comprehensive quantitative and qualitative analyses to identify and address risks. The elements of the quantitative analysis may include: examination of financial statements as well as margin trends, financial ratios and other applicable performance metrics; review of financial projections and the impact of certain variables on a portfolio company’s performance and ability to service its obligations; analysis of capital required for operations; comparable analysis relative to companies and transactions in similar industries; valuations reflecting a range of enterprise and asset values, the appraisal of working capital, real property machinery, equipment, intellectual property and trademarks; and identification of exit alternatives. Qualitative analysis may include a review of: quality and depth of the management team; product and/or service quality; industry fundamentals; competitive position; performance throughout the economic cycle; production cost drivers and sourcing alternatives; quality of information systems and financial infrastructure; diversity of customers and suppliers; and competition, including the impact of alternate technology.

The Adviser will keep our Board well informed as to the identity and title of each member of its Investment Committee and provide to the Company’s Board such other information with respect to such persons and the functioning of the Investment Committee and the Private Credit Group as the Board may from time to time request.

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

The Advisory Agreement was approved by our Board at the initial board meeting. On August 12, 2025, the Advisory Agreement was reapproved by our Board to remain in effect for an additional one-year term through September 15, 2026. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, we will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

The Adviser will not assume any responsibility to us other than to render the services described in, and on the terms of, the Advisory Agreement and the Administration Agreement, and will not be responsible for any action of our Board in declining to follow the advice or recommendations of the Adviser. Under the terms of the Advisory Agreement, the Adviser (and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) and any person who otherwise serves at the request of the Board on our behalf (in each case, an “Indemnitee”) will not, in the absence of its own willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such Indemnitee’s respective position, be liable to us or to our investors for (a) any mistake in judgment, (b) any act performed or omission made by it or (c) losses due to the mistake, action, inaction or negligence of our other agents.

We will indemnify each Indemnitee for any loss, damage or expense incurred by such Indemnitee on our behalf or in furtherance of the interests of our investors or otherwise arising out of or in connection with the Company, except for losses (x) arising from such Indemnitee’s own willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such Indemnitee’s position or losses due to a violation of an applicable law or regulation by the Indemnitee or (y) arising from the Indemnitee defending an actual or threatened claim, action, suit or proceeding against the Indemnitee brought or initiated by the Company, the Board of the Company and/or the Adviser (or brought or initiated by the Indemnitee against the Company, the Board of the Company and/or the Adviser). If we do not have sufficient available funds to satisfy such an indemnification liability or obligation and each Unitholder has already made aggregate contributions pursuant to drawdowns equal to such Unitholder’s Commitment plus amounts that can be recalled, then we may require that each Unitholder return distributions we have previously made to such Unitholder to satisfy its proportionate share of the shortfall; provided, however, that no Unitholder shall be required (i) to return an aggregate amount in excess of the lesser of (a) the aggregate amount of distributions we made to such Unitholder and (b) 25% of such Unitholder’s aggregate Commitment or (ii) to return amounts distributed to such Unitholder more than three years prior to the date such Unitholder is informed of a potential indemnification claim.

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

Administration Agreement

We entered into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC ("TAMCO" or the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. On August 12, 2025, the Administration Agreement was reapproved by our Board. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records and otherwise assist with our compliance with BDC and RIC rules, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Unitholders and reports and other materials to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value, oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator, subject to review of our Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

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

Expenses

Subject to the Company Expenses Limitation (as defined below), we, and indirectly our Unitholders, shall bear and be responsible for all costs, expenses and liabilities in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by TCW as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with, evaluating and making investments; (e) costs associated with our reporting and compliance obligations under the 1940 Act, 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of the Board or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of us or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by us or the Administrator in connection with administering our business.

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

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing supervisory investment management services for us. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Advisers Act of 1940, or with its compliance as a registered investment adviser thereunder.

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

Closing Period

The first date on which we began accepting Subscription Agreements and issue Units to persons not affiliated with the Adviser is referred to as the “Initial Closing Date.” On the Inception Date, we sold and issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TAMCO. On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million.

On January 6, 2023, our Board approved a 6-month extension of the Closing Period from January 21, 2023 to July 21, 2023. On July 26, 2023, our LLC Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our LLC Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million. As of December 31, 2025 we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. All Units that are issued will be issued prior to the end of the Closing Period.

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

Commitment Period

The Commitment Period of the Company commenced on the Initial Closing Date and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date on which the Company first completed an investment; provided, however, that the Commitment Period is subject to termination upon the occurrence and continuance of a Key Person Event, as described below. After the expiration of the Commitment Period, Unitholders will be released from any further obligation with respect to their Undrawn Commitments, except as provided in the LLC Agreement.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our Board must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of any such person’s office. As a BDC, we are currently also required to meet a minimum coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any Preferred Units.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and such potential co-investment funds based on capital available for investment, which generally will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. In situations where we cannot co-invest with other investment funds managed by the Adviser or an affiliate of the Adviser due to the restrictions contained in the 1940 Act that are not addressed by the exemptive relief or SEC guidance, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of Preferred Units senior to the Units, if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. While any Preferred Units or, in certain limited circumstances, debt securities are outstanding, we may be prohibited from making distributions to Unitholders or repurchasing Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for generally up to 60 days without regard to the 200% asset coverage requirement described above. Finally, (i) Preferred Units must have the same voting rights as the Units (one Unit, one vote), and (ii) holders of Preferred Units (the “Preferred Unitholders”) must have the right, as a class, to appoint two directors to the Board.

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics on the Adviser’s website at www.TCW.com or by written request addressed to the following: Chris Marzullo, Interim Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

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

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Units. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances (including alternative minimum tax consequences) and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, persons holding Units as part of hedging transaction, wash sale, conversion transaction or integrated transaction, real estate investment trusts, regulated investment companies, private university endowments and other tax-exempt entities, U.S. Holders (as defined below) whose functional currency is not the U.S. dollar, certain financial institutions and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Units as capital assets (generally, assets held for investment).

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

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Unitholders their share of the non-U.S. taxes paid by the Company. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that it will be successful in this regard.

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

SUMMARY OF RISK FACTORS

•
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
There can be no assurance that the Adviser will replicate the historical performance of other investment funds with which it has been affiliated. As a result, our investment returns could be substantially lower than the returns achieved by such other investment funds.
•
The collateral securing a senior loan may be insufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal.
•
We may make investments in highly levered companies. Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•
Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our Unitholders and may induce the Adviser to make speculative investments.
•
The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
•
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Units less attractive to investors.
•
We intend to finance our investments with borrowed money. Our inability to access leverage in a timely fashion may inhibit our ability to make timely investments.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
•
There is no public market for our Units, nor can we give any assurance that one will develop in the future. As a result, an investment in the Units may not be suitable for investors who may need the money they invest in a specified time frame.
•
You should not expect to be able to sell Units regardless of how we perform. As a result, if you are unable to sell your Units, you will be unable to reduce your exposure on any market downturn that affects our portfolio.
•
We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

•
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
•
There is no public market or active secondary market for many of the investments that we intend to make and hold and as a result, these investments may be deemed illiquid.
•
If we make additional offerings of Units in the future, a Unitholder may be required to make additional purchases of our Units on one or more dates to be determined by us.
•
We will invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They will also be difficult to value and are illiquid.
•
The amount of any distributions we may make on our Units is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per unit, if any, may not grow over time, and our distributions per share may be reduced.
•
To the extent original issue discount (“OID”), and payment-in-kind (“PIK”), interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.
•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact an investment by us.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•
Efforts to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Units.
•
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions.

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), trade tensions, tariffs, interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

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

Russia’s invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries, and the potential for wider conflict, have increased and may continue to increase volatility and uncertainty in financial markets worldwide. The U.S. and other countries have imposed broad-ranging economic sanctions on Russia and Russian entities and individuals, and may impose additional sanctions, including on other countries that provide military or economic support to Russia. In addition, recent and ongoing conflicts in the Middle East could potentially cause significant disruptions to all or part of the global financial system, international trade, and the transportation and energy sectors, among other disruptions. Developing and further governmental actions (sanctions-related, military or otherwise) with respect to either or both the Russia-Ukraine conflict or the conflicts in the Middle East may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives

Furthermore, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally.

In addition, the occurrence of events such as the recent escalations between the U.S. and Venezuela and the resulting measures that have been taken, and could be taken in the future, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets and may cause further economic uncertainties in the U.S. and worldwide.

Changes to U.S. Tariff and Import/Export Regulations. There have been significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments have had a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Historical Performance. The investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques it previously employed in identifying and managing past investments. Accordingly, there can be no assurance that the Adviser will replicate the historical performance of other investment funds with which it has been affiliated. As a result, our investment returns could be substantially lower than the returns achieved by such other investment funds.

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

The Advisory Agreement may be terminated under certain circumstances. The termination of the Advisory Agreement may adversely affect the quality of our investment opportunities. Furthermore, if the Advisory Agreement is terminated, it may be challenging for the Adviser to be replaced.

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

No Guarantee of Interests. Any losses in the Company will be borne solely by Unitholders and not by TCW; therefore, TCW’s losses in the Company will be limited to such losses as are attributable to any interests in the Company held by it in its capacity as a Unitholder of the Company. Interests in the Company are not insured by or guaranteed by the U.S. Federal Deposit Insurance Corporation, and are not deposits in, obligations of, or endorsed or guaranteed in any way by any banking entity. Investments in the Company are subject to substantial investment risks, including, among others, those described herein, including the possibility of partial or total loss of an investor’s investment.

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

In addition, as a regulated BDC under the 1940 Act we may, among other things, be prohibited from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and any other potential co-investment funds based on available capital, which generally is determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations.

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

Any wholly owned subsidiary may include subsidiary entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. “Primarily controlled” mean (1) the Company controls the unregistered entity within the meaning of section 2(a)(9) of the 1940 Act, and (2) the Company’s control of the unregistered entity is greater than that of any other person.

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

Service Providers and Counterparties. Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) to the Company, the Adviser, TCW, and/or Portfolio Companies also provide goods or services to, or have business, personal, financial or other relationships with, the Adviser, TCW, or the Portfolio Companies. Such advisors and service providers (or their affiliates) may be investors in the Company, affiliates of the Advisor, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which TCW and/or the Company has a portfolio investment. Accordingly, payments by the Company and/or such entities may indirectly benefit us and/or our affiliates.

Because TCW has many different businesses, including the registered broker dealers TCW Funds Distributors LLC, TCW is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. For instance, employees of TCW are registered representatives and principals and may receive compensation from the Adviser for selling interests in open- and closed-end commingled investment vehicles that are managed by the Adviser (including us). Such individuals will not receive sales commissions from those investment vehicles, unless specifically disclosed.

Advisors and service providers, or their affiliates, often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies are different from those used by TCW (including their respective personnel) (as the case may be) may pay different amounts or rates than those paid by the Company and/or portfolio companies. In addition, TCW, the Company, Other Clients and/or their respective portfolio companies, may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with TCW) from time to time whereby such counterparty may charge lower rates and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including without limitation, volume of transactions entered into with such counterparty by TCW, the Company, Other Clients and their portfolio companies in the aggregate.

Allocation of Personnel. The Adviser and its members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Subject to the terms of the LLC Agreement, the Adviser, TCW, and their respective affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of the Adviser. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to our business, but will be allocated between our business and the management of the monies of such other advisees of the Adviser.

Portfolio Investment Data. TCW receives various kinds of portfolio company/entity data and information (including from portfolio companies and/or entities of the Company), such as data and information relating to business operations, trends, budgets, customers and other metrics. (This data is sometimes referred to as “big data.”) In furtherance of the foregoing, TCW may seek to enter into information-sharing and use arrangements with portfolio companies and/or entities of the Company. TCW believes that access to this information furthers our interests by providing opportunities for operational improvements across portfolio companies and/or entities of the Company and in connection with our investment management activities. Subject to appropriate contractual arrangements, TCW may also utilize such information outside of our activities in a manner that provides a material benefit to TCW, but not us.

RISKS RELATED TO OUR INVESTMENTS

Possible Future Activities. TCW may expand the range of services that it provides over time. Except as provided herein, TCW will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. TCW has, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.

Restrictions on Transfer or Withdrawal. Unitholders will generally not be permitted to transfer their Units unless (i) we and, if required by our lending arrangements under any permitted credit facility, our lenders give consent and (ii) the transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Units may be subject to certain restrictions contained in the Subscription Agreement and LLC Agreement and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Units and one is not expected to develop.

Illiquid and Long-Term Investments. Many of our portfolio investments are currently expected by the Adviser to take on average at least three to five years (or potentially longer) from the date of initial investment to reach a state of maturity when realization of the portfolio investment can be achieved. Although our portfolio investments will typically generate some current income and/or cash flow in the form of amortization, interest or fee payments, private investment transaction structures often will not provide for liquidity of our portfolio investment prior to repayment upon a refinancing event, and the return of capital and the realization of gains, if any, from a portfolio investment generally will occur only upon the partial or complete disposition of such portfolio investment. While a portfolio investment may be sold at any time, it is not generally expected that this will occur for a number of years after such portfolio investment are made. It is unlikely that there will be a public market for the illiquid and/or long-term securities held by us at the time of their acquisition. Therefore, no assurance can be given that, if we are determined to dispose of a particular portfolio investment, we could dispose of such portfolio investment at a prevailing market price, and there is a risk that disposition of such portfolio investment may require a lengthy time period or may result in distributions in-kind to investors. Although the Adviser expects that portfolio investments will either be disposed of prior to the Company being put into liquidation or be suitable for in-kind distribution at liquidation, we may have to sell, distribute or otherwise dispose of portfolio investments at a disadvantageous time as a result of liquidation. We generally will not be able to sell our portfolio investments through the public markets unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Additionally, there can be no assurances that the portfolio investments can be sold on a private basis. In addition, we may be prohibited from selling certain securities for a period of time because of contractual, legal, regulatory or other similar reasons and, as a result, may not be permitted to sell a portfolio investment at a time we might otherwise desire to do so.

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

Suitability of Investments. An investment in us is not suitable for all investors. An investment is suitable only for sophisticated investors, and an investor must have the financial ability to understand and willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in an investment in the Company. Investors with any doubts as to the suitability of an investment in us should consult their professional advisors to assist them in making their own legal, tax, accounting and financial evaluation of the merits and risks of investment in us in light of their own circumstances and financial condition.

Drawdowns of Capital Commitment. Unitholders will be obligated to fund drawdowns to purchase Units based on their Capital Commitment. Pursuant to the Subscription Agreement, the Adviser may draw down on the Unitholders’ remaining Capital Commitments upon at least 10 business days’ prior notice (or shorter periods if the Adviser determines in good faith that it is necessary or appropriate to facilitate the consummation of a portfolio investment). To satisfy such obligations, Unitholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a Unitholder to timely fund its Capital Commitment may result in some of its Units being forfeited or subject the Unitholder to other remedies available to us. Failure of a Unitholder to contribute its Capital Commitments could also cause us to be unable to realize our investment objectives. A default by a substantial number of Unitholders or by one or more Unitholders who have made substantial Capital Commitments would limit our opportunities for investment or diversification and would likely reduce our returns.

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

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by the Adviser in its capacity as our “valuation designee” in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sold those types of debt securities, we might not receive the full value we expect.

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

Sector Concentration Risk. To the extent that the Company focuses its investments in a particular sector, it will be more sensitive to conditions that affect the sector than a portfolio that is not focused on a particular sector. Such a focus may cause a negative effect on Company’s investments.

Valuation Risk. Many portfolio securities may not have a readily available market price and the Advisor, as the “valuation designee” will value these securities at fair value as determined in good faith under procedures approved by the Board of Directors, which valuation is inherently subjective and may not reflect what the Company may actually realize for the sale of the investment. The majority of the Company’s investments are expected to be in instruments that do not have readily ascertainable market prices. Investments which the Company holds for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the “valuation designee” with respect to the fair valuation of the Company’s portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. In recent years the U.S. Federal Reserve Board (the “Fed”) increased interest rates from historically low levels in an effort to cause inflation levels to align with the Fed’s long-term inflation target, but the Fed has been lowering those rates and may continue to do so in the future. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates or general economic conditions).

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

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans.

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

Prepayment Risk. The value of our assets may be affected by prepayment rates on loans. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control. Therefore, the frequency at which prepayments (including voluntary prepayments by borrowers and liquidations due to defaults and insolvency) occur in respect of our portfolio investments can adversely impact us and prepayment rates cannot be predicted with certainty, making it impossible to insulate ourselves from prepayment or other such risks. Early prepayments give rise to increased reinvestment risk, including, for example, when the prevailing level of interest rates falls, we may be unable to reinvest cash in a new portfolio investment with an expected rate of return at least equal to that of the portfolio investment prepaid.

Allocation of Expenses. To the extent that any fees and expenses were incurred on our behalf and any Other Clients (as defined below), the Company and such Other Clients will generally bear an allocable portion of any such fees and expenses on a pro rata basis (as determined by the Adviser) in proportion to the Company’s and such Other Clients’ respective percentage interests in the portfolio investment to which such fees and expenses relate (subject to our and such Other Clients’ offering and/or governing documents), or in such other manner as the Adviser considers fair and equitable. Notwithstanding the foregoing, the Adviser may in its sole discretion structure a co-investment opportunity, provided co-investment relief is granted, such that the proposed participants in such co-investment opportunity do not bear aeny Broken Deal Expenses (as defined below), with the result that we will bear all such Broken Deal Expenses; provided, if so structured, that such participants will not be entitled to receive any break-up or similar fee income, if any, that may be earned with respect to such transaction. In most cases, we expect that proposed participants in co-investments will not bear Broken Deal Expenses (such as legal fees, reverse termination fees, extraordinary expenses such as litigation costs and judgments and other expenses), with the result that only we will bear all such Broken Deal Expenses.

To the extent the context permits or otherwise requires, Other Clients refers to clients, investment funds, client accounts and proprietary accounts advised or managed by the Adviser or their respective affiliates, and in which we will not have an interest (“Other Clients”). Broken Deal Expenses refer to fees and expenses for investment and/or divestment transactions not completed by us, including amounts payable to or by third parties, and all fees and expenses of any legal, financial, accounting, advisory, consulting or other advisors or lenders, investment banks and other financing sources in connection with arranging financing for transactions that are not consummated and any deposits or down payments that are forfeited in connection with, or amounts paid as a penalty for, unconsummated transactions (“Broken Deal Expenses”).

Reliance on the Adviser and their Professionals. The Adviser will have discretion over approving an investment of our assets. Our success will depend in large part upon the skill and expertise of the Adviser and their respective professionals. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers and other industry participants for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with the Adviser or their respective affiliates. The loss of the services of one or more of such persons could have a material adverse impact on our ability to realize our investment objectives. Moreover, although we expect to have access to all of the appropriate resources, relationships and expertise of the Adviser, there can be no assurance that such resources, relationships and expertise will be available for every transaction. In addition, investment professionals and committee members may be replaced or added at any time. In addition, members of the investment team will work on other projects for the TCW Group, as applicable. The professionals involved with us are not dedicated exclusively to us and will have other responsibilities for the TCW Group, as applicable. Conflicts of interest may arise in allocating management time, services or functions, and the ability of us and our investment team to access other professionals.

Equity Securities Risks. Equity securities may include common stock, preferred stock or other securities representing an ownership interest or the right to acquire an ownership interest in an issuer. Equity risk is the risk that stocks and other equity securities generally fluctuate in value more than debt securities and may decline in value over short or extended periods. The value of stocks and other equity securities may be affected by changes in an issuer’s financial condition, factors that affect a particular industry or industries, such as labor shortages or an increase in production costs and competitive conditions within an industry, or .as a result of changes in overall market, economic and political conditions that are not specifically related to a company or industry, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or generally adverse investor sentiment.

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities, subject to the limitations of the 1940 Act. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. To the extent we hold securities that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when our interests are in conflict, particularly if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. For example, conflicts could arise where we lend funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company goes into bankruptcy, becomes insolvent or is otherwise unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities as to what actions the portfolio company should take. In addition, purchases or sales of securities for our account (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to us. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in our best interests to provide such additional financing. If the other affiliates were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in our best interests might be impaired. TCW may in its discretion take steps to reduce the potential for adversity between us and the Other Clients, including causing us and/or such Other Clients to take certain actions that, in the absence of such conflict, we would not take. In addition, there may be circumstances where TCW agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to us or Other Clients, such as where TCW may cause Other Clients to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio investment. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Other Clients participating in the transaction. In addition, it is possible that in a bankruptcy proceeding, our interests will be subordinated or otherwise adversely affected by virtue of an Other Client’s or other vehicle’s involvement and actions relating to its investment. For example, in circumstances where we hold a junior mezzanine interest in a portfolio company, holders of more senior classes of debt issued by such portfolio company (which can include Other Clients) could take actions for their benefit (particularly in circumstances where such portfolio company faces financial difficulties or distress) that further subordinate or adversely impact the value of our investment in such portfolio company.

Further, parties with material relationships with us (including, but not limited to, (i) Other Clients (including portfolio companies thereof and lenders thereto), (ii) co-investors, (iii) TCW (including equity holders thereof and lenders thereto), and (iv) our investors could provide additional financing to our portfolio companies, subject to the restrictions of the 1940 Act and the regulations promulgated thereunder. TCW could have incentives to cause us and / or our portfolio companies to accept less favorable financing terms from such parties as compared to third party providers. If the Company occupies a different, and in particular, more senior position in the capital structure than such parties, TCW could influence us or the portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between us or our portfolio companies, on the one hand, and TCW or Other Clients’ portfolio companies, on the other hand, subject to our governing documents, the Adviser could, but are not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on their own internal analysis, which the Adviser believe is often superior to third party analysis given TCW’s scale in the market.

If, however, any of TCW, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the TCW-related vehicle impacts the market terms. For example, in the case of a loan extended to us or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third-party participant in the syndicate, it might have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to us. The Adviser does not believe either of these effects is significant, but no assurance can be given to investors that these effects will not be significant in any circumstance.

Limitations on Co-Investments with Affiliates. The 1940 Act may limit our ability to engage in certain transactions with affiliates. As a result, we may be prohibited from co-investing with such affiliates in investments where terms of such investments other than price and amount of securities (such as financial and negative covenants, guarantees, or indemnification provisions) are negotiated, unless in reliance on the SEC co-investment exemptive relief that the Adviser has obtained. These restrictions may limit our access to certain investment opportunities that would otherwise be available to us.

Debt Financings in Connection with Acquisitions and Dispositions. We may from time to time provide financing (i) as part of a third-party purchaser’s bid for, or acquisition of, a portfolio entity or the underlying assets thereof owned by one or more Other Clients and/or (ii) in connection with a proposed acquisition or investment by one or more Other Clients or affiliates of a portfolio investment and/or its underlying assets. This generally would include the circumstance where we are making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from one or more Other Clients. We may also make portfolio investments and provide debt financing with respect to portfolio investments in which Other Clients and/or affiliates hold or propose to acquire an interest. While the terms and conditions of any such arrangements will generally be at arm’s-length terms negotiated on a case-by-case basis, the involvement of the Company and/or such Other Clients or affiliates may affect the terms of such transactions or arrangements and/or may otherwise influence the Adviser’s decisions with respect to the management of the Company and/or such Other Clients or the relevant portfolio investment, which may give rise to potential or actual conflicts of interest and which could adversely impact us. Subject to the limitations of the 1940 Act and our governing documents, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by TCW or other TCW funds.

We may from time to time dispose of all or a portion of a portfolio investment where the Adviser or one or more Other Clients is providing financing to repay debt issued to us. Such involvement may give rise to potential or actual conflicts of interest.

Co-Investment Syndication. The Company may initially consummate a portfolio investment intended as a co-investment as described herein and, later, syndicate such co-investment to certain persons. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, it may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could reduce the Company’s overall investment returns.

Risks Associated with Delayed-Draw Facilities. We may make investments that require multiple fundings over time or are structured as “revolvers” or “delayed-draws.” These types of investments generally have funding obligations that extend over a period of time and that may extend beyond the investment period. In such circumstances, we may be required to reserve remaining Capital Commitments for future funding obligations and may be required to fund such obligations after the termination of the investment period. However, there can be no assurance that the reserved funds will ultimately be utilized for portfolio investments, which may result in us not fully deploying our committed capital. Moreover, borrowers with deteriorating creditworthiness may continue to satisfy their contractual conditions and therefore be eligible to draw unfunded amounts at times when we might prefer not to advance such amounts. In addition, the Advisor may have assumptions as to when a company with which we transact may draw on unfunded amounts when we enter into the commitment. If the borrower does not draw as expected, the commitment may not prove as attractive an investment as originally anticipated. Furthermore, any failure to advance requested funds to a borrower with which we transact could result in possible assertions of offsets against amounts previously funded.

Risks of Middle Market Loans. Borrowers under loans originated by us or in which we may invest may include privately owned small and mid-sized companies, which present a greater risk of loss than loans to larger companies. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position, and may need more capital to expand or compete. These financial challenges may make it difficult for our borrowers to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies that are able to access traditional credit sources.

Risks of PIK and OID Instruments. A portfolio investment may have a contractual return that is not paid entirely in cash, but rather features a PIK element paid partially or wholly in-kind or as an accreting liquidation preference, in which case we will be forgoing a cash margin for an accrued interest amount rolled throughout the life of the loan. This may have the effect of lengthening the time before cash is received and increasing our risk exposure. While the Advisor seeks to achieve our targeted returns for any given portfolio investment, other factors, such as overall economic conditions, the competitive environment and the availability of potential purchasers of the securities, may shorten or lengthen our holding period, and some portfolio investments may take several additional years from the initial investment date to achieve a realization. In some cases, we may be prohibited by contract from selling certain securities for a period of time. If we are required to liquidate all or a portion of our portfolio positions quickly, then we may realize significantly less than the value at which we previously recorded those portfolio investments. The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments. Market prices of Original Issue Discount “OID” instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral. Use of PIK and OID securities may provide certain benefits to the Advisor, including increasing management fees and incentive compensation.

The historical investment philosophy, strategy and approach of the Private Credit Group has not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. To the extent original issue discount and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.

Risks may arise in connection with the rules under ERISA related to investment by ERISA Plans. We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In this regard, we may be operated as an annual “venture capital operating company,” under the ERISA rules in order to avoid our assets being treated as “plan assets” for purposes of ERISA. Accordingly, there may be constraints on our ability to make or dispose of investments at optimal times (or to make certain investments at all).

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

Obligations of Unitholders Relating to Credit Facilities. We intend to enter into one or more credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close a credit facility or obtain other financing.

Further, if our borrowing base under a credit facility or other borrowings were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or other borrowings or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We may also be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, any security interests and/or negative covenants required by a credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. Any obligations to our creditors under our credit facilities or other borrowings may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As part of certain credit facilities or other borrowings, the right to make capital calls of Unitholders may be pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Unitholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

A Unitholder’s Ownership Percentage Interest in Us Will Be Diluted If We Issue Additional Units. Unitholders do not have preemptive rights to any Units we may issue in the future. We will, at a future date, and in accordance with the process described below, to issue additional Units at or below the NAV per Unit. To the extent we issue additional Units, a Unitholder’s ownership percentage interest in us may be diluted. In addition, if such Units are issued below NAV, existing Unitholders may also experience dilution in the book value and fair value of their Units.

We are generally not able to issue and sell our Units at a price below NAV. We may, however, sell our Units, or warrants, options or rights to acquire our Units, at a price below the then-current NAV of our Units (i) with the consent of a majority of our Unitholders (and a majority of our Unitholders who are not affiliates of ours) and (ii) if, among other things, a majority of our Independent Directors and a majority of our directors who have no financial interest in the transaction determine that a sale is in the best interests of us and our Unitholders.

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

Our Units are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We also do not intend to list our Units on a national securities exchange. Our Units are not registered under the 1933 Act, or any state securities law and will be restricted as to transfer by law and the terms of our LLC Agreement and Subscription Agreement.

Unitholders generally may not sell, assign or transfer their Units without the prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Unitholders are not entitled to redeem their Units. Unitholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

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

Operational Risk. We depend on TCW to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the closing, confirmation or settlement of transactions, from transactions not being properly booked, evaluated, accounted for or managed or other similar disruption in our operations may cause us to suffer financial losses, disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. Our business is highly dependent on our ability to process a large number of transactions across numerous and diverse markets. Consequently, we rely heavily on our financial, accounting, asset management and other data processing systems. The ability of our systems to accommodate an increasing volume of transactions could also constrain our ability to properly manage our portfolio. Generally, none of the Adviser or TCW will be liable to us for losses incurred due to the occurrence of any such errors.

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

Cybersecurity Breaches and Identity Theft. Cybersecurity incidents and cyber-attacks have been occurring globally at more frequent and severe levels and are expected to continue to increase in frequency in the future. The information and technology systems of the Company, its portfolio investments and their service providers may be vulnerable to damage or interruption, including, without limitation, from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information. Although the Adviser has implemented, and portfolio investments and service providers may implement, various measures to manage risks relating to these types of events, such measures may be inadequate and, if compromised, information and technology systems could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Even with sophisticated prevention and detection systems, breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, potentially resulting in further harm and precluding appropriate remediation. TCW, the Company, Other Clients and/or any portfolio investment may have to make significant investments to fix or replace information and technology systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of TCW, the Company, any portfolio investment, and/or their service providers and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders (and their beneficial owners) and the intellectual property and trade secrets of TCW, the Company, and/or portfolio investments. Such a failure could harm the reputation of TCW, the Company and/or a portfolio investment, subject any such entity and their respective affiliates to legal claims and adverse publicity, and otherwise affect their business and financial performance. When such issues are present with regard to the issuer of securities in which the Company invests, the Company’s portfolio investment in those securities may lose value.

In addition, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us, TCW and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others.

Risks Associated with Artificial Intelligence. Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our Board of Directors is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through a entity-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Adviser’s cybersecurity risk management strategy focuses on several areas:

1.
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
2.
Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
3.
Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
4.
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
5.
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

Governance

The Board receives annual updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

The Adviser has established an internal working group that includes relevant representation from senior management including the CCO, COO and Chief Information Security Officer (“CISO”) who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans.

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

Item 2. Properties.

We maintain our principal executive office at 200 Clarendon Street, 19th Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2025, we have begun accepting subscription agreements from investors for the private sale of our Common Units. On January 21, 2022, we completed the first closing of the sale of our Common Units pursuant to which we sold 4,543,770 Common Units at an aggregate purchase price of $454.4 million. On July 8, 2022, we completed the second closing of the sale of our Common Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million.

As of December 31, 2025, we have issued and sold 12,745,660 Units at an aggregate purchase price of $1.3 billion to our investors including 10 units issued and outstanding to TAMCO. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

As of March 26, 2026, there were approximately 150 holders of record of our Common Shares.

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

On the Inception Date, we issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company (“TAMCO”). On the Initial Closing Date we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million.

On January 6, 2023, our Board approved a 6-month extension of the Closing Period from January 21, 2023 to July 21, 2023. On July 26, 2023, our LLC Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our LLC Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million.

As of December 31, 2025, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. All Units that are issued will be issued prior to the end of the Closing Period.

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

In accordance with the Company’s amended and restated LLC Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments in existing portfolio companies up to an aggregate maximum of 10% of aggregate cumulative invested amounts.

We commenced operations during the first quarter of fiscal year 2022.

On April 14, 2025, we formed a wholly-owned subsidiary, TCW Specialty Lending LLC, a single member Delaware limited liability company designed to offer an exchange (the "Exchange Offer") of the outstanding common limited liability units of ours for units of TCW Specialty Lending LLC. The Exchange Offer is expected to expire on February 20, 2026 unless the Exchange Offer is extended or terminated. On July 17, 2025, we formed a wholly-owned subsidiary, TCW DL CL LLC, a single member Delaware limited liability company designed to hold equity investments of ours. As of December 31, 2025, we have four wholly-owned subsidiaries, each a single member Delaware limited liability company.

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

We, and indirectly our Unitholders, will bear all Company Expenses. Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of our Board of Directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

However, we will not bear more than the Company Expenses Limitation; provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, out-of-pocket expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

All Adviser Operating Expenses (as defined herein) and all our expenses that we will not bear, as set forth above, will be borne by the Adviser or its affiliates.

In connection with our borrowings, our lenders require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, the Subscription Agreement contractually obligates each of our investors to fund their respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the Closing Period. We will not bear more than an amount equal to 10 basis points of the aggregate Commitments of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $0 was expensed during the year ended December 31, 2025. Since inception, we have incurred $0.3 million of offering costs which were charged directly to Members’ Capital as of December 31, 2025.

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for more information on our critical accounting policies.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the twelve months ended December 31, 2025, 2024, and 2023, PIK interest income earned was $13.0 million, $9.2 million, and $3.8 million, respectively, representing 7.7%, 6.8%, and 4.4%, respectively, of investment income.

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

We may enter into certain intercreditor agreements or loan agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on our Consolidated Schedule of Investments.

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

Investment Activity

As of December 31, 2025, our portfolio consisted of 59 debt investments and four equity investments. Based on fair values as of December 31, 2025, our portfolio was 96.7% invested in debt investments which were all senior secured term loans and revolving loans and 3.3% invested in equity investments which were common units and warrants. Debt investments in one portfolio company were on non-accrual status as of December 31, 2025, representing 1.3% and 3.2% of our portfolio's fair value and cost, respectively.

As of December 31, 2024, our portfolio consisted of 50 debt investments and two equity investments. Based on fair values as of December 31, 2024, our portfolio was 100.0% invested in debt investments which were all senior, secured term loans and revolving loans and 0.0% invested in equity investments which were warrants. A debt investment in one portfolio company was on non-accrual status as of December 31, 2024, representing 0.0% and 0.6% of our portfolio's fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2025:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	11%
Commercial Services & Supplies	9%
Food Products	8%
Containers & Packaging	8%
Energy Equipment & Services	8%
Specialty Retail	8%
Leisure Products	5%
Personal Care Products	4%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Automobile Components	4%
Information Technology Services	3%
Ground Transportation	3%
Machinery	3%
Software	3%
Household Durables	3%
Professional Services	3%
Construction & Engineering	2%
Paper & Forest Products	2%
Transportation Infrastructure	2%
Trading Companies & Distributors	1%
Consumer Discretionary Textiles, Apparel & Luxury Goods	1%
Oil, Gas & Consumable Fuels	1%
Total	100%

Interest income including interest income paid-in-kind, was $169.3 million, $133.1 million, and $83.6 million for the years ended December 31, 2025, 2024, and 2023 respectively.

Results of Operations

Our operating results for the years ended December 31, 2025, 2024, and 2023 were as follows (dollar amounts in thousands):

	For the year ended December 31,
	2025	2024	2023
Total investment income	$169,640	$136,266	$87,864
Net expenses	69,511	60,662	41,026
Net investment income	100,129	75,604	46,838
Net realized gain on investments	449	115	412
Net change in unrealized appreciation/(depreciation) on investments	(11,707)	(15,078)	3,696
Net realized gain on short-term investments	—	—	676
Net increase in Members’ Capital from operations	$88,871	$60,641	$51,622

Total investment income

Total investment income for the years ended December 31, 2025, 2024, and 2023 was $169.6 million, $136.3 million, and $87.9 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$156,295	$123,857	$79,739
Interest income paid-in-kind	13,024	9,207	3,832
Other fee income	321	3,202	4,293
Total investment income	$169,640	$136,266	$87,864

The increase in total investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to the increase in our portfolio of the number of debt investments, which increased to 59 as of December 31, 2025 compared to 50 as of December 31, 2024. This increase was partially offset by a decrease in other fee income for the year ended December 31, 2025 compared to the year ended December 31, 2024 which was primarily attributable to a decrease in late closer fees received from investors purchasing Units during the closes which occurred during the year ended December 31, 2024 that did not occur during the year ended December 31, 2025.

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

Total expenses

Expenses for the years ended December 31, 2025, 2024, and 2023 were as follows (dollar amounts in thousands):

	For the year ended December 31,
	2025	2024	2023
Expenses
Interest and credit facilities expenses	$36,281	$36,728	$21,705
Incentive fees	15,683	10,696	9,106
Management fees	15,106	11,009	7,214
Administrative fees	1,079	904	705
Professional fees	728	643	555
Directors’ fees	251	247	301
Organizational costs	—	27	29
Interest expense on repurchase transactions	—	—	1,149
Other expenses	489	408	340
Total expenses before expenses recaptured/(reimbursed)	69,617	60,662	41,104
Expenses reimbursed by Adviser	(106)	—	(78)
Total expenses	$69,511	$60,662	$41,026

Our total expenses for the years ended December 31, 2025, 2024, and 2023 were $69.5 million, $60.7 million, and $41.0 million, respectively. Our total expenses include management fees attributed to the Adviser of $15.1 million, $11.0 million, and $7.2 million; and incentive fees of $15.7 million, $10.7 million, and $9.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Total expenses increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases in incentive fees and management fees. Incentive fees increased during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to increases in net investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024 (as described below). Management fees increased during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to the increase in the size of our portfolio of debt investments as previously described.

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

Net investment income

Net investment income for the years ended December 31, 2025, 2024, and 2023 was $100.1 million, $75.6 million, and $46.8 million, respectively. The increase in our net investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024 as well as the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily due to the increase in investment income as described above partially offset by an increase to expenses.

Net realized gain on investments

Our net realized gain on investments for the years ended December 31, 2025, 2024, and 2023 was $0.4 million, $0.1 million and $0.4 million, respectively. Our net realized gain on investments during the year ended December 31, 2025 was primarily attributable to the following investments (dollar amounts in thousands):investme

Issuer	Investment	Realized Gain (Loss)
SigmaTron International, Inc.	Warrants	$484
CEC Entertainment, LLC	Term Loan	40
HydroSource Logistics, LLC	3rd Amendment Term Loan	(78)
ADAN-B LLC (24 Hour Fitness)	Term Loan	3
Net realized gain		$449

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the years ended December 31, 2025, 2024, and 2023 was ($11.7) million, ($15.1) million, and $3.7 million, respectively. Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	$28,180
HydroSource Logistics, LLC	3rd Amendment Term Loan	1,317
Follett Higher Education Group, Inc.	Term Loan	1,255
CSAT Investment Holdings LLC	Warrant, expires 3/5/32	823
The HC Companies, Inc.	Incremental Term Loan	(804)
VoltaBrid, LLC	Term Loan	(823)
Five Star Buyer, Inc.	Term Loan	(864)
Power Acquisition LLC	Term Loan B	(1,022)
Connect America.com, LLC	Last Out Term Loan	(1,320)
The HC Companies, Inc.	Term Loan	(1,328)
Mark Andy, Inc.	Term Loan	(1,902)
SUP Parent Holdings, LLC	Common Units	(7,382)
Signature Brands, LLC	Term Loan	(11,511)
HOP Energy, LLC	Term Loan	(16,585)
All others	Various	259
Net change in unrealized appreciation/(depreciation)		$(11,707)

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

Net realized gain on short-term investments

During the years ended December 31, 2025, 2024, and 2023 we recognized $0, $0, and $0.7 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the years ended December 31, 2025, 2024, and 2023 was $88.9 million, $60.6 million, and $51.6 million, respectively.

The increase during the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to the increase in net investment income coupled with lower net realized and unrealized losses on investments described above.

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

As of December 31, 2025 and December 31, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Commitments	$1,274,566	$1,274,566
Undrawn commitments	$384,504	$623,504
Percentage of commitments funded	69.8%	51.1%
Units	12,745,660	12,745,660

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2025, we were in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2025, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of December 31, 2025 and 2024 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – December 31, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – December 31, 2025	$650,000	$361,200	$288,800
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of December 31, 2025 and December 31, 2024 borrowings under the Asset Based Credit Facility consisted of $325.0 million and $400.0 million, respectively of Term Loans and $36.2 million and $0, respectively of revolving credit lines.

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

As of December 31, 2025 and December 31, 2024, $0.6 million and $1.2 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $0.6 million and $1.1 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2025 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our details; credit, market and liquidity risk and events; financial health of us; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2025, 2024, and 2023 was as follows (dollar amounts in thousands):

	Year ended December 31,
	2025	2024	2023
Credit facilities interest expense	$32,398	$31,370	$19,278
Undrawn commitment fees	1,202	2,037	887
Administrative fees	70	—	25
Amortization of deferred financing costs	2,611	3,321	1,515
Total	$36,281	$36,728	$21,705
Weighted average interest rate	6.89%	7.97%	7.51%
Average outstanding balance	$463,842	$387,186	$253,114

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2025 and December 31, 2024 (dollar amounts in thousands):

			December 31, 2025		December 31, 2024
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$6,195	$46	$—	$—
Black Rock Coffee Holdings, LLC	Delayed Draw Term Loan	September 2025	—	—	9,918	—
CF Newco, Inc.	Revolver	December 2029	2,815	—	527	5
CG Buyer, LLC	Delayed Draw Term Loan	July 2025	—	—	3,252	7
Cinelease, LLC	ABL Term Loan	July 2030	6,152	185	—	—
Comprehensive Logistics Co., LLC	Revolver	March 2026	4,556	59	2,657	56
CSAT Holdings LLC	Revolver	June 2028	1,311	1	2,885	52
D&D Buyer, LLC	Delayed Draw Term Loan	October 2025	—	—	2,653	—
D&D Buyer, LLC	Revolver	October 2028	1,916	—	2,076	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	11,607	429	11,607	395
Five Star Buyer, Inc.	Revolver	February 2028	1,517	100	1,517	47
Great Kitchens Food Company, Inc.	Revolver	May 2029	6,902	—	6,902	55
Helix Sleep, Inc.	Revolver	November 2030	1,908	23	—	—
Hoffmaster Group, Inc.	Revolver	February 2028	2,096	16	2,096	6
HydroSource Logistics, LLC	Revolver	April 2029	190	—	1,329	—
Pallet Logistics of America, LLC	Delayed Draw Term Loan	November 2026	—	—	1,514	30
Pallet Logistics of America, LLC	Revolver	November 2029	1,589	51	3,027	61
Red Robin International, Inc.	Revolver	March 2027	1,240	9	752	22
RPM Purchaser, Inc.	Delayed Draw Term Loan B	September 2028	3,035	—	3,667	—
Signature Brands, LLC	Delayed Draw Term Loan B	March 2025	—	—	3,654	350
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	3,959	—	—	—
Viva 5 Group, LLC	Revolver	May 2030	5,418	87	—	—
VoltaGrid, LLC	Delayed Draw Term Loan	September 2025	—	—	2,995	24
Total			$62,406	$1,006	$63,028	$1,110

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

During the years ended December 31, 2025 and 2024, we did not enter into any Barclays Transactions. The Barclays Transactions entered into during the year ended December 31, 2023 had an average principal balance of $134.9 million and a weighted average interest rate of 4.86%. As of December 31, 2025 and December 31, 2024, we had no outstanding Repurchase Obligations with Barclays.

The net proceeds we received from the Barclays Transactions during the years ended December 31, 2023 was a net loss of $0.5 million (comprised of interest expense of $1.1 million net of realized gains on short-term investments of $0.7 million).

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

Interest Rate Risk. As of December 31, 2025, 99% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of December 31, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our December 31, 2025 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$36,003	$12,218	$23,785
Up 200 basis points	24,002	8,146	15,856
Up 100 basis points	12,001	4,073	7,928
Down 100 basis points	(11,944)	(4,073)	(7,871)
Down 200 basis points	(22,514)	(8,146)	(14,368)
Down 300 basis points	(24,669)	(12,218)	(12,451)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On January 14, 2026, as amended on February 20, 2026, and March 9, 2026, the Company filed a Schedule TO with the SEC relating to an offer to exchange outstanding Units for an equivalent number of limited liability company units of TCW Specialty Lending LLC, a Delaware limited liability company and wholly owned subsidiary of the Company. TCW Specialty Lending LLC will operate as a closed-end, non-diversified management investment company regulated as a business development company under the Investment Company Act of 1940.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

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

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2022)

10.1

Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.2

Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.3

Revolving Credit Agreement, dated as of March 8, 2022, among TCW Direct Lending VIII LLC, as borrower, and PNC Bank National Association, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2022)

10.4

Credit and Security Agreement, dated as of September 13, 2022, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference from the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022)

10.5

Amendment No. 1 to Credit and Security Agreement, dated as of August 11, 2023, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.5 the Company's Quarterly Report on form 10-Q filed on November 8, 2023)

10.6

Amendment No. 2 to Credit and Security Agreement, dated as of February 2, 2024, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US)

LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2024)

10.7

First Amendment to Revolving Credit Agreement dated as of March 7, 2025, by and among TCW Direct Lending VIII LLC, as Borrower, PNC Bank National Association as administrative agent for the Lenders in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2025).

10.8

Amendment No. 3 to Credit and Security Agreement, dated as of August 22, 2025, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2025).

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

TCW DIRECT LENDING VIII LLC

Date: March 26, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 26, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 26, 2026	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 26, 2026	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 26, 2026	By:	/s/ Sheila A. Finnerty
Sheila A. Finnerty
Director

Date: March 26, 2026	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 26, 2026	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 26, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending VIII LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending VIII LLC and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, financial highlights for the years ended December 31, 2025, 2024, 2023 and 2022, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and the financial highlights for the years ended December 31, 2025, 2024, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 2 and 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $1,209,788,377 as of December 31, 2025.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit the internal assumptions and evaluate the appropriateness of these models and the weighting of the available pricing inputs in determining the fair value of these investments.

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
•
We validated the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and tested the valuation by developing an independent expectation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
For selected investments, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 26, 2026

We have served as the auditor of one or more investment companies within the group of investment companies since 2014.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 10.43% (SOFR + 6.75%, 1.75% Floor)	3.5%	$29,487,621	03/28/29	$28,909,368	$28,396,579
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.43% (SOFR + 6.75%, 1.75% Floor)	0.2%	1,768,373	03/28/29	1,768,373	1,702,943
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.78% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	1.0%	7,871,926	12/08/30	7,662,098	7,875,074
				4.7%			38,339,839	37,974,596
Commercial Services & Supplies
	CSAT Holdings LLC	06/30/23	Term Loan - 14.43% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	3.5%	28,770,282	06/30/28	28,288,201	28,741,512
	CSAT Holdings LLC	06/30/23	Revolver - 14.33% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	0.3%	2,622,820	06/30/28	2,622,820	2,620,198
	Comprehensive Logistics Co., LLC	03/26/24	Term Loan - 11.32% (SOFR + 7.50%, 2.00% Floor)	4.2%	34,487,535	03/26/26	34,398,141	34,039,197
	Power Acquisition LLC	01/22/25	Term Loan B - 9.86% (SOFR + 6.00%, 1.50% Floor)	4.1%	35,476,365	01/22/30	34,724,735	33,702,547
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 9.86% (SOFR + 6.00%, 1.50% Floor)	0.3%	2,724,408	01/22/30	2,680,040	2,604,534
				12.4%			102,713,937	101,707,988
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.32% (SOFR + 6.50%, 1.75% Floor)	1.0%	7,932,833	06/16/28	7,932,833	8,008,195
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.32% (SOFR + 6.50%, 1.75% Floor)	2.4%	19,070,701	06/16/28	18,723,590	19,251,872
				3.4%			26,656,423	27,260,067
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.37% (SOFR + 5.50%, 1.00% Floor)	2.0%	16,614,530	11/07/30	16,345,063	16,415,156
				2.0%			16,345,063	16,415,156
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.17% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	4.5%	39,978,146	08/01/28	39,465,994	37,007,770
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.17% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	2.7%	23,499,528	08/01/28	23,140,745	21,753,513
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 10.10% (SOFR + 6.25%, 2.00% Floor)	2.5%	20,412,392	02/24/28	20,316,448	20,261,341
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 10.10% (SOFR + 6.25%, 2.00% Floor)	2.2%	18,473,637	02/24/28	18,272,619	18,336,932
				11.9%			101,195,806	97,359,556

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Energy Equipment & Services
	HydroSource Logistics, LLC	04/14/25	3rd Amendment Term Loan - 12.43% (SOFR + 8.50%, 2.00% Floor)	4.9%	$40,240,512	04/04/29	$38,923,804	$40,240,512
	HydroSource Logistics, LLC	04/05/24	Term Loan - 12.43% (SOFR + 8.50%, 2.00% Floor)	3.1%	25,401,878	04/04/29	24,908,179	25,401,878
	HydroSource Logistics, LLC	04/05/24	Revolver - 12.46% (SOFR + 8.50%, 2.00% Floor)	0.3%	2,657,450	04/04/29	2,657,450	2,657,450
				8.3%			66,489,433	68,299,840
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.70% (SOFR + 6.88%, 1.75% Floor)	4.1%	33,213,014	05/31/28	32,794,874	33,253,452
	Great Kitchens Food Company, Inc.	05/31/24	Term Loan - 9.72% (SOFR + 6.00%, 1.25% Floor)	4.5%	36,720,427	05/31/29	36,136,869	36,720,427
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	0.9%	7,419,002	05/04/28	7,213,727	7,419,002
	Signature Brands, LLC	05/05/23	Term Loan - 13.58% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	2.7%	36,699,338	05/04/28	36,356,909	22,276,498
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.58% inc PIK (SOFR + 6.50%, 1.75% Floor, all PIK)	0.2%	2,040,852	05/04/28	2,020,563	2,040,852
				12.4%			114,522,942	101,710,231
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.08% (SOFR + 6.25%, 2.00% Floor)	1.0%	8,392,338	09/11/28	8,392,338	8,392,338
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.08% (SOFR + 6.25%, 2.00% Floor)	3.4%	27,193,615	09/11/28	26,735,923	27,465,551
				4.4%			35,128,261	35,857,889
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 9.42% (SOFR + 5.75%, 1.75% Floor)	6.1%	52,115,726	10/11/29	51,464,193	50,239,560
				6.1%			51,464,193	50,239,560
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Term Loan - 9.42% (SOFR + 5.75%, 1.50% Floor)	6.8%	56,431,197	12/31/30	55,329,195	56,007,963
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.98% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	2.3%	19,906,031	02/23/28	19,557,182	18,592,233
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.98% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	711,445	02/23/28	711,445	664,490
	Red Robin International, Inc.	04/11/22	Revolver - 11.40% (SOFR + 7.50%, 1.00% Floor)	0.2%	1,515,706	03/04/27	1,515,706	1,505,096
	Red Robin International, Inc.	04/11/22	Term Loan - 11.50% (SOFR + 7.50%, 1.00% Floor)	1.4%	11,520,596	03/04/27	11,408,545	11,439,952
	CEC Entertainment, LLC	09/26/25	Term Loan - 9.67% (SOFR + 6.00%, 2.00% Floor)	5.6%	46,581,106	09/26/30	45,528,334	45,556,322
				16.4%			134,050,407	133,766,056
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 12.92% (SOFR + 8.75%, 1.00% Floor)	4.0%	32,929,252	12/31/26	32,782,811	32,929,252
				4.0%			32,782,811	32,929,252

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 10.93% (SOFR + 7.00%, 2.00% Floor)	4.7%	$38,249,808	05/09/27	$38,056,203	$38,196,259
				4.7%			38,056,203	38,196,259
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.40% (SOFR + 5.50%, 1.50% Floor)	7.1%	58,680,509	08/05/30	57,872,125	57,976,343
				7.1%			57,872,125	57,976,343
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.57% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	2.6%	26,497,585	06/16/28	26,182,028	21,198,068
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 10.93% (SOFR + 7.00%, 1.00% Floor)	1.7%	14,562,898	10/03/26	14,480,664	13,751,745
				4.3%			40,662,692	34,949,813
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.17% (SOFR + 6.50%, 2.00% Floor)	6.3%	52,728,374	03/14/30	51,732,353	51,251,979
				6.3%			51,732,353	51,251,979
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	02/29/24	Term Loan B - 13.83% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	6,644,922	12/09/27	5,345,831	—
	HOP Energy, LLC(2)(5)	04/27/25	Delayed Draw Term Loan B - 13.83% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.1%	726,908	12/09/27	702,347	726,908
	HOP Energy, LLC(2)(5)	06/17/22	Term Loan - 12.83% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	1.3%	31,132,535	12/09/27	29,208,187	10,379,587
	HOP Energy, LLC(2)(5)	01/14/25	Term Loan C - 13.83% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.6%	5,001,338	12/09/27	4,764,015	5,001,338
				2.0%			40,020,380	16,107,833
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.79% (SOFR + 7.00%, 1.00% Floor)	0.2%	1,438,000	11/29/29	1,438,000	1,391,984
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.79% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	2.8%	23,980,095	11/22/29	23,536,948	23,212,732
				3.0%			24,974,948	24,604,716
Personal Care Products
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.22% (SOFR + 6.50%, 2.25% Floor)	6.2%	51,226,396	05/21/30	50,089,504	50,406,774
	Viva 5 Group, LLC	05/21/25	Revolver - 10.22% (SOFR + 6.50%, 2.25% Floor)	0.1%	1,149,310	05/21/30	1,149,310	1,130,921
				6.3%			51,238,814	51,537,695
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.59% (SOFR + 6.88%, 1.50% Floor)	3.8%	30,943,677	12/21/27	30,760,913	30,943,677
				3.8%			30,760,913	30,943,677

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.74% (SOFR + 6.00%, 1.50% Floor)	2.7%	$22,153,339	12/10/29	$21,965,431	$22,264,106
	CF Newco, Inc.	12/09/24	Revolver - 9.74% (SOFR + 6.00%, 1.50% Floor)	0.2%	1,515,890	12/10/29	1,515,890	1,515,890
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 9.99% (SOFR + 6.25%, 1.50% Floor)	1.3%	10,133,264	12/10/29	9,976,704	10,264,996
				4.2%			33,458,025	34,044,992
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 10.27% (SOFR + 6.50%, 2.00% Floor)	4.0%	32,589,249	10/04/28	32,018,673	32,869,516
	D&D Buyer, LLC	10/04/23	Revolver - 10.27% (SOFR + 6.50%, 2.00% Floor)	0.4%	2,873,529	10/04/28	2,873,529	2,873,529
	D&D Buyer, LLC	10/04/23	Delayed Draw Term Loan - 10.42% (SOFR + 6.50%, 2.00% Floor)	1.0%	7,876,392	10/04/28	7,876,392	7,944,129
	D&D Buyer, LLC	08/20/25	4th Amendment Delayed Draw Term Loan - 10.49% (SOFR + 6.50%, 2.00% Floor)	1.4%	11,733,619	10/04/28	11,733,619	11,834,528
	Follett Higher Education Group, Inc.	07/28/25	Incremental Term Loan - 10.82% (SOFR + 7.00%, 2.00% Floor)	0.3%	2,434,155	02/28/26	2,373,619	2,423,201
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 10.82% (SOFR + 7.00%, 2.00% Floor)	3.9%	31,915,394	02/01/28	31,782,993	31,944,118
				11.0%			88,658,825	89,889,021
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.82% (SOFR + 7.50%, 2.50% Floor)	2.0%	17,111,644	07/31/30	16,335,295	16,598,294
				2.0%			16,335,295	16,598,294
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 10.22% (SOFR + 6.50%, 1.50% Floor)	0.1%	437,352	07/19/28	437,352	435,166
	CG Buyer, LLC	07/19/23	Term Loan - 10.22% (SOFR + 6.50%, 1.50% Floor)	2.4%	19,956,923	07/19/28	19,680,828	19,857,138
				2.5%			20,118,180	20,292,304
	Total Debt Investments			143.2%			1,213,577,868	1,169,913,117

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(2)(4)	08/13/25	Common Units	1.2%	38,121	$16,956,285	$9,574,747
				1.2%		16,956,285	9,574,747
Commercial Services & Supplies
	CSAT Investment Holdings LLC(2)(4)	03/05/25	Warrant, expires 03/05/32	0.2%	1,145,950	508,373	1,330,907
				0.2%		508,373	1,330,907
Energy Equipment & Services
	HydroSource Logistics, LLC (2)(4)	04/05/24	Warrant, expires 4/4/34	3.5%	247	357,421	28,719,739
				3.5%		357,421	28,719,739
Trading Companies & Distributors
	Cinelease, LLC(2)(4)	08/07/25	Warrant, expires 07/31/35	0.0%	215,403	379,334	249,867
				0.0%		379,334	249,867
	Total Equity Investments			4.9%		18,201,413	39,875,260
	Total Debt & Equity Investments(3)			148.1%		1,231,779,281	1,209,788,377
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.68%, Class X (FGXXX)			5.0%	41,044,908	41,044,908	41,044,908
	Total Cash Equivalents			5.0%	41,044,908	41,044,908	41,044,908
	Total Investments (152.7%)					$1,272,824,189	$1,250,833,285
	Net unrealized depreciation on unfunded commitments (-0.1%)						(1,005,800)
	Liabilities in Excess of Other Assets (-52.6%)						$(430,727,848)
	Net Assets (100.0%)						$819,099,637

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
Non-income producing.

(3)
The fair value of each debt investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities was $39,875,260, or 3.1% of the Company’s total assets.

(5)
Loan was on non-accrual status as of December 31, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $654,603,203 and $385,629,258, respectively, for the period ended December 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

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

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Continued)

December 31, 2024

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $464,918,831 and $259,464,572, respectively, for the period ended December 31, 2024 Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2025

	As of December 31,	As of December 31,
	2025	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,231,779 and $952,308, respectively)	$1,209,788	$942,128
Cash and cash equivalents	52,311	92,946
Interest income receivable	4,870	6,311
Receivable for investment sold	155	156
Due from adviser	106	—
Deferred financing costs	595	1,150
Prepaid and other assets	75	74
Total Assets	$1,267,900	$1,042,765
Liabilities
Term loan (net of $563 and $1,081 of deferred financing costs, respectively)	$324,437	$398,919
Revolving credit facilities payable	76,700	—
Incentive fee payable	37,358	21,675
Interest and credit facility expense payable	4,289	5,910
Management fees payable	3,859	2,970
Unrealized depreciation on unfunded commitments	1,006	1,110
Other accrued expenses and other liabilities	1,151	952
Total Liabilities	448,800	431,536
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (12,745,660 units issued and outstanding)	1,274,566	1,274,566
Common Unitholders’ undrawn commitment: (12,745,660 units issued and outstanding)	(384,504)	(623,504)
Common Unitholders’ return of capital	(9,729)	(5,941)
Common Unitholders’ offering costs	(347)	(347)
Common Unitholders’ capital	879,986	644,774
Accumulated overdistributed earnings	(60,886)	(33,545)
Total Members’ Capital	819,100	611,229
Total Liabilities and Members’ Capital	$1,267,900	$1,042,765
Net Asset Value Per Unit (accrual base) (Note 11)(1)	$94.43	$96.87

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2025

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
	2025	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$156,295	$123,857	$79,739
Interest income paid-in-kind	13,024	9,207	3,832
Other fee income	321	3,202	4,293
Total investment income	169,640	136,266	87,864
Expenses
Interest and credit facilities expenses	36,281	36,728	21,705
Incentive fees (Note 4)	15,683	10,696	9,106
Management fees (Note 4)	15,106	11,009	7,214
Administrative fees	1,079	904	705
Professional fees	728	643	555
Directors’ fees	251	247	301
Organizational costs	—	27	29
Interest expense on repurchase transactions	—	—	1,149
Other expenses	489	408	340
Total expenses before expenses reimbursed	69,617	60,662	41,104
Expenses reimbursed by Adviser	(106)	—	(78)
Total expenses	69,511	60,662	41,026
Net investment income	100,129	75,604	46,838
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	449	115	412
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(11,707)	(15,078)	3,696
Net realized gain on short-term investments	—	—	676
Net realized and unrealized (loss) gain on investments	(11,258)	(14,963)	4,784
Net increase in Members’ Capital from operations	$88,871	$60,641	$51,622
Basic and diluted:
Income per unit	$6.97	$4.76	$4.82
Units outstanding	12,745,660	12,745,660	10,709,060

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

December 31, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at December 31, 2022	198,894	(2,876)	196,018
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	46,838	46,838
Net realized gain on investments	—	1,088	1,088
Net change in unrealized appreciation/(depreciation) on investments	—	3,696	3,696
Distributions to Members from:
Distributable earnings	—	(56,537)	(56,537)
Return of capital	(3,094)	—	(3,094)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	272,224	—	272,224
Offering costs	(23)	—	(23)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2023	269,107	(4,915)	264,192
Members’ Capital at December 31, 2023	468,001	(7,791)	460,210
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	75,604	75,604
Net realized gain on investments	—	115	115
Net change in unrealized appreciation/(depreciation) on investments	—	(15,078)	(15,078)
Distributions to Members from:
Distributable earnings	—	(86,395)	(86,395)
Return of capital	(2,847)	—	(2,847)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	179,651	—	179,651
Offering costs	(31)	—	(31)
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2024	176,773	(25,754)	151,019
Members’ Capital at December 31, 2024	644,774	(33,545)	611,229
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	100,129	100,129
Net realized gain on investments	—	449	449
Net change in unrealized appreciation/(depreciation) on investments	—	(11,707)	(11,707)
Distributions to Members from:
Distributable earnings	—	(116,212)	(116,212)
Return of capital	(3,788)	—	(3,788)
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	239,000	—	239,000
Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2025	235,212	(27,341)	207,871
Members’ Capital at December 31, 2025	$879,986	$(60,886)	$819,100

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2025

	For the year ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$88,871	$60,641	$51,622
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(641,579)	(455,712)	(533,057)
Purchases of short-term investments	—	—	(266,108)
Interest income paid-in-kind	(13,024)	(9,207)	(3,832)
Proceeds from sales and paydowns of investments	385,629	259,465	107,517
Proceeds from sales of short-term investments (net of $0, $0 and $676 realized gain on short term investments, respectively)	—	—	398,746
Realized (gain) loss on investments	(449)	(115)	(412)
Change in net unrealized (appreciation)/depreciation on investments	11,707	15,078	(3,696)
Amortization of premium and accretion of discount, net	(10,049)	(8,531)	(4,085)
Amortization of deferred financing costs	2,611	3,321	1,515
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	1,441	(534)	(3,063)
(Increase) decrease in receivable for investment sold	1	(156)	31
(Increase) decrease in due from advisor	(106)	78	104
(Increase) decrease in prepaid and other assets	(1)	504	(537)
Increase (decrease) in payable for short-term investments purchased	—	—	(132,638)
Increase (decrease) in incentive fee payable	15,683	10,696	9,106
Increase (decrease) interest and credit facility expense payable	(1,621)	1,878	3,123
Increase (decrease) management fees payable	889	615	1,466
Increase (decrease) directors’ fees payable	—	(11)	—
Increase (decrease) other accrued expenses and other liabilities	199	(40)	434
Net cash used in operating activities	(159,798)	(122,030)	(373,764)
Cash Flows from Financing Activities
Contribution from Members	239,000	193,517	258,358
Distributions to Members from distributable earnings	(116,212)	(86,395)	(58,037)
Distributions to Members from return of capital	(3,788)	(2,847)	(3,094)
Offering costs	—	(31)	(23)
Deferred financing costs paid	(1,537)	(2,726)	(1,145)
Proceeds from credit facilities	560,400	356,000	554,100
Repayment of credit facilities	(558,700)	(325,789)	(315,000)
Net cash provided by financing activities	119,163	131,729	435,159
Net (decrease) increase in cash and cash equivalents	(40,635)	9,699	61,395
Cash and cash equivalents, beginning of period	92,946	83,247	21,852
Cash and cash equivalents, end of period	$52,311	$92,946	$83,247
Supplemental and non-cash financing activities
Interest expense paid	$33,869	$29,628	$16,074
Decrease in Distribution payable	$—	$—	$(1,500)
(Decrease) increase in Capital call receivable	$—	$(13,866)	$13,866
Non-cash purchases of investments due to reorganization	$(22,602)	$(326)	$—
Non-cash sales of investments due to reorganization	$22,602	$326	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement with the Adviser. On the same date, the Company also completed the first closing of the sale of its Common Units (the “Initial Closing Date”) pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377. The Company may continue to accept subscription agreements and issue Units for a period of twelve-months following the Initial Closing Date (the “Closing Period”). On January 6, 2023, the Company's Board of Directors (the "Board" or “Board of Directors”) approved a six-month extension of the Closing Period from January 21, 2023 to July 21, 2023. On July 26, 2023, the Company's Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) was amended to extend the Closing Period to be the twenty-four month period following the Company's initial closing, until January 21, 2024 by a majority vote of the Company's Unitholders. On February 16, 2024, the Company's LLC Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024.

The Company commenced operations during the first quarter of fiscal year 2022.

On April 14, 2025, the Company formed a wholly-owned subsidiary, TCW Specialty Lending LLC, a single member Delaware limited liability company designed to offer an exchange (the "Exchange Offer") of the outstanding common limited liability units of the Company for units of TCW Specialty Lending LLC. The Exchange Offer is expected to expire on February 20, 2026 unless the Exchange Offer is extended or terminated. On July 17, 2025, the Company formed a wholly-owned subsidiary, TCW DL CL LLC, a single member Delaware limited liability company designed to hold equity investments of the Company. As of December 31, 2025, the Company has four wholly-owned subsidiaries, each a single member Delaware limited liability company.

The consolidated financial statements in this annual report on Form 10-K include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

December 31, 2025

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of December 31, 2025, the Company has sold 12,745,660 Units for an aggregate offering price of $1,274,566. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of December 31, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2025 was $9,729.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the twelve months ended December 31, 2025, 2024, and, 2023, PIK interest income earned was $13,024, $9,207, and $3,832, respectively, representing 7.7%, 6.8%, and 4.4%, respectively, of investment income.

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

December 31, 2025

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the Closing Period. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $718 in organizational costs, of which $0 was expensed during the year ended December 31, 2025. Since inception, the Company has incurred $347 in offering costs which were charged directly to Members’ Capital as of December 31, 2025.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2025, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

2.
Significant Accounting Policies (Continued)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the available pricing inputs.

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

December 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,169,913	$1,169,913
Equity	—	—	39,875	39,875
Cash equivalents	41,045	—	—	41,045
Total	$41,045	$—	$1,209,788	$1,250,833

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

December 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the years ended December 31, 2025 and 2024:

	Debt	Equity	Total
Balance, January 1, 2025	$941,903	$224	$942,127
Purchases, including payments received in-kind	657,740	19,465	677,205
Sales and paydowns of investments	(406,442)	(1,789)	(408,231)
Amortization of premium and accretion of discount, net	10,049	—	10,049
Net realized (losses) gains	(35)	484	449
Net change in unrealized appreciation/(depreciation)	(33,302)	21,491	(11,811)
Balance, December 31, 2025	$1,169,913	$39,875	$1,209,788
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2025	$(32,557)	$21,674	$(10,883)

	Debt	Equity	Total
Balance, January 1, 2024	$742,916	$—	$742,916
Purchases, including payments received in-kind	465,204	41	465,245
Sales and paydowns of investments	(259,791)	—	(259,791)
Amortization of premium and accretion of discount, net	8,531	—	8,531
Net realized gains	115	—	115
Net change in unrealized appreciation/(depreciation)	(15,072)	183	(14,889)
Balance, December 31, 2024	$941,903	$224	$942,127
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2024	$(11,461)	$183	$(11,278)

The Company did not have any transfers between levels during the years ended December 31, 2025 and 2024.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$878,416	Income Method	Discount Rate	8.0% to 19.1%	11.1%	Decrease
Debt	$169,177	Market Method	EBITDA Multiple	4.5x to 9.5x	6.8x	Increase
Debt	$56,008	Market Method	Indicative Bid	99.3% to 99.3%	99.3%	Increase
Debt	$31,362	Income Method	Discount Rate	15.4% to 18.1%	16.8%	Decrease
		Market Method	Indicative Bid	101.0% to 101.0%	101.0%	Increase
Debt	$34,950	Income Method	Discount Rate	13.3% to 27.0%	20.8%	Decrease
		Market Method	EBITDA Multiple	3.8x to 7.5x	5.9x	Increase
Equity	$39,625	Income Method	EBITDA Multiple	4.8x to 10.8x	8.1x	Increase
Equity	$250	Market Method	Revenue Multiple	1.3x to 1.5x	1.4x	Increase

* Weighted based on fair value

During the year ended December 31, 2025, four debt investments with an aggregate fair value of $66,312 transitioned from a yield analysis valuation model to a yield analysis and market approach valuation model and four debt investments with an aggregate fair value of $83,079 transitioned from a yield analysis valuation model to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

December 31, 2025

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

For the years ended December 31, 2025, 2024, and 2023, Management Fees incurred were $15,106, $11,009, and $7,214, respectively, of which $3,859 and $2,970 remained payable as of December 31, 2025 and 2024, respectively.

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

For the years ended December 31, 2025, 2024, and 2023, Incentive Fees incurred were $15,683, $10,696, and $9,106, respectively. The Company has not made any incentive fee payments to the Adviser and as of December 31, 2025 and 2024, the Company's incentive fee payable to the Advisor was $37,358 and $21,675, respectively.

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

4.
Agreements and Related Party Transactions (Continued)

Expenses: The Company, and indirectly the Unitholders, will bear all costs, expenses and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser), in connection with the Company’s organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring the Company’s financial and legal affairs, providing administrative services, monitoring or administering the Company’s investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) independent directors’ fees and expenses and the costs associated with convening a meeting of the Company’s Board or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any Preferred Units; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s consolidated financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s consolidated financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Company’s LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

The Adviser reimbursed $106, $0, and $78 respectively, of the Company's expenses for the years ended December 31, 2025, 2024 and 2023. The Adviser's ability to potentially recoup expense reimbursements provided to the Company for the year ended December 31, 2023 will expire on December 31, 2026 and will depend on whether the Company's expenses fall below the annual 12.5 basis point limit (i.e. in accordance with our Administration Agreement, the Company will not bear Company Expenses more than an amount equal to 12.5 basis points of aggregate commitments annually). As of December 31, 2025, the Adviser has expense reimbursements available for recoupment of $184 of which $78 will expire on December 31, 2026 and $106 will expire on December 31, 2028, respectively.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2025 and 2024:

			December 31, 2025		December 31, 2024
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$6,195	$46	$—	$—
Black Rock Coffee Holdings, LLC	Delayed Draw Term Loan	September 2025	—	—	9,918	—
CF Newco, Inc.	Revolver	December 2029	2,815	—	527	5
CG Buyer, LLC	Delayed Draw Term Loan	July 2025	—	—	3,252	7
Cinelease, LLC	ABL Term Loan	July 2030	6,152	185	—	—
Comprehensive Logistics Co., LLC	Revolver	March 2026	4,556	59	2,657	56
CSAT Holdings LLC	Revolver	June 2028	1,311	1	2,885	52
D&D Buyer, LLC	Delayed Draw Term Loan	October 2025	—	—	2,653	—
D&D Buyer, LLC	Revolver	October 2028	1,916	—	2,076	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	11,607	429	11,607	395
Five Star Buyer, Inc.	Revolver	February 2028	1,517	100	1,517	47
Great Kitchens Food Company, Inc.	Revolver	May 2029	6,902	—	6,902	55
Helix Sleep, Inc.	Revolver	November 2030	1,908	23	—	—
Hoffmaster Group, Inc.	Revolver	February 2028	2,096	16	2,096	6
HydroSource Logistics, LLC	Revolver	April 2029	190	—	1,329	—
Pallet Logistics of America, LLC	Delayed Draw Term Loan	November 2026	—	—	1,514	30
Pallet Logistics of America, LLC	Revolver	November 2029	1,589	51	3,027	61
Red Robin International, Inc.	Revolver	March 2027	1,240	9	752	22
RPM Purchaser, Inc.	Delayed Draw Term Loan B	September 2028	3,035	—	3,667	—
Signature Brands, LLC	Delayed Draw Term Loan B	March 2025	—	—	3,654	350
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	3,959	—	—	—
Viva 5 Group, LLC	Revolver	May 2030	5,418	87	—	—
VoltaGrid, LLC	Delayed Draw Term Loan	September 2025	—	—	2,995	24
Total			$62,406	$1,006	$63,028	$1,110

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

5. Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company's Unit activity for the years ended December 31, 2025, 2024, and 2023 was as follows (See Note 1):

	Year ended December 31,
	2025	2024	2023
Units at beginning of period	12,745,660	10,709,060	7,364,560
Units issued and committed during the period	—	2,036,600	3,344,500
Units issued and committed at end of period	12,745,660	12,745,660	10,709,060

No deemed distributions and contributions were processed during the years ended December 31, 2025, 2024, and 2023.

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2025, the Company was in compliance with such covenants. \

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

7.
Credit Facilities (Continued)

On March 7, 2025 the Company entered into the first amendment to the Subscription Based Credit Facility (the “First Amendment to the Subscription Based Credit Facility”). The First Amendment to the Subscription Based Credit Facility increased the applicable margin from 1.75% to 2.10%, decreased the Subscription Based Credit Facility Maximum Commitment from $200,000 to $50,000 and extended the stated maturity date from March 7, 2025 to March 6, 2026.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of December 31, 2025, the Borrower was in compliance with such covenants.

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

December 31, 2025

7.
Credit Facilities (Continued)

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

A summary of amounts outstanding and available under the Credit Facilities as of December 31, 2025 and 2024 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – December 31, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – December 31, 2025	$650,000	$361,200	$288,800
Subscription Based Credit Facility – December 31, 2024	$200,000	$—	$200,000
Asset Based Credit Facility – December 31, 2024	$800,000	$400,000	$207,527
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of December 31, 2025 and 2024 borrowings under the Asset Based Credit Facility consisted of $325,000 and $400,000, respectively, of Term Loans and $36,200 and $0, respectively of revolving credit lines.

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

As of December 31, 2025 and 2024, $595 and $1,150, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $563 and $1,081, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

7.
Credit Facilities (Continued)

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of December 31, 2025	As of December 31, 2024
Principal amount outstanding on Term Loan	$325,000	$400,000
Deferred financing costs	(563)	(1,081)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$324,437	$398,919

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2025 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	2023
Credit facilities interest expense	$32,398	$31,370	$19,278
Undrawn commitment fees	1,202	2,037	887
Administrative fees	70	—	25
Amortization of deferred financing costs	2,611	3,321	1,515
Total	$36,281	$36,728	$21,705
Weighted average interest rate	6.89%	7.97%	7.51%
Average outstanding balance	$463,842	$387,186	$253,114

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

The Company did not enter into any Barclays Transactions during the years ended December 31, 2025 and 2024. The Barclays Transactions entered into during the year ended December 31, 2023 had an average principal balance of $134,864 and a weighted average interest rate of 4.86%. As of December 31, 2025 and December 31, 2024, the Company had no outstanding Repurchase Obligations with Barclays.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

8.
Repurchase Obligations (Continued)

The net proceeds the Company received from the Barclays Transactions during the year ended December 31, 2023 was a net loss of $473 (comprised of interest expense of $1,149 net of realized gains on short-term investments of $676).

During the years ended December 31, 2025 and 2024, the Company did not enter into or settle any Macquarie Transactions.

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

As of December 31, 2025, 2024, and 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	Year ended December 31,
	2025	2024	2023
Cost of investments for federal income tax purposes	$1,272,824	$1,040,123	$779,654
Unrealized appreciation	$38,544	$8,619	$8,396
Unrealized depreciation	$(60,535)	$(18,798)	$(3,687)
Net unrealized (depreciation) appreciation on investments	$(21,991)	$(10,179)	$4,709

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2025, 2024, and 2023. These differences result primarily from net operating losses, differences in accounting for partnership interest, and amendment fees reclassified as capital gains:

	Year ended December 31,
	2025	2024	2023
Common Unitholders tax reclassification	$—	$—	$—
Undistributed net investment (loss) income	$(11,844)	$(3,136)	$(368)
Accumulated net realized gain (loss)	$11,844	$3,136	$368

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

9.
Income Taxes (continued)

The tax character of shareholder distributions attributable to the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year ended December 31,
	2025	2024	2023
Ordinary income	$110,917	$84,416	$56,137
Long-term capital gain	$5,295	$1,979	$400
Return of capital	$3,788	$2,847	$3,094

The tax components of distributable earnings on a tax basis for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year ended December 31,
	2025	2024	2023
Net tax appreciation (depreciation)	$(22,997)	$(11,290)	$3,788
Other cumulative effect of timing differences	$(37,890)	$(22,255)	$11,579

As of December 31, 2025, the Company had a net long-term capital loss carryforward of $0 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company's investment in HydroSource Logistics, LLC warrant is held through TCW DL HDR LLC, an unconsolidated special purpose vehicle. The fair value of such equity investment as of December 31, 2025 is net of a $9,965 deferred tax liability recorded by TCW DL HDR LLC. TCW DL HDR LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

The Company did not have any unrecognized tax benefits as of December 31, 2025 and 2024, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior three and four years, respectively.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

11.
Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2025, 2024, and 2023 is presented below.

	For the Year Ended December 31,
	2025(1)	2024(1)	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$96.87	$98.95	$99.57	$100.00
Net Increase in Common Unitholder NAV from Prior Year(2)	—	0.17	0.13	—
Income from Investment Operations:
Net investment income	7.86	5.93	4.37	1.45
Net realized and unrealized (loss) gain	(0.89)	(1.17)	0.45	0.03
Total income from investment operations	6.97	4.76	4.82	1.48
Less Distributions:
From net investment income	(9.12)	(6.78)	(5.28)	(1.87)
Return of Capital	(0.29)	(0.23)	(0.29)	—
Total distributions	(9.41)	(7.01)	(5.57)	(1.87)
Offering Costs	—	—	—	(0.04)
Net Asset Value Per Unit (accrual base), End of Period	$94.43	$96.87	$98.95	$99.57
Unitholder Total Return(3)	11.16%	11.20%	14.90%	8.48%
Unitholder IRR before incentive fees(4)	14.71%	14.95%	15.73%	9.96%
Unitholder IRR after all fees and expenses(4)	12.74%	12.86%	13.43%	8.45%
Ratios and Supplemental Data
Members’ Capital, end of period	$819,100	$611,229	$460,210	$196,018
Units outstanding, end of period	12,745,660	12,745,660	10,709,060	7,364,560
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses before expenses (reimbursed) recaptured to average net asset	9.31%	11.56%	11.57%	7.95%
Expense (reimbursed) recaptured by Investment Advisor	(0.01)%	—%	-0.02%	0.31%
Ratio of total expenses to average net assets	9.30%	11.56%	11.55%	8.26%
Ratio of financing cost to average net assets	4.85%	7.00%	6.10%	2.87%
Ratio of net investment income before expenses (reimbursed) recaptured to average net assets	13.38%	14.41%	13.12%	8.47%
Ratio of net investment income to average net assets	13.39%	14.41%	13.14%	8.16%
Ratio of incentive fees to average net assets	2.10%	2.04%	2.56%	1.45%
Credit facility payable	401,700	400,000	369,789	130,689
Asset coverage ratio	3.04	2.53	2.24	2.50
Portfolio turnover rate	32.91%	29.82%	19.22%	17.69%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of December 31, 2025, 2024 and 2023.
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
(3)
The Total Return for the years ended December 31, 2025, 2024, and 2023, was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

11.
Financial Highlights (continued)

(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 14.71%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, and Advisor incentive fees is 12.74% through December 31, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
12.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 14, 2026, as amended on February 20, 2026, March 9, 2026, and March 24, 2026, the Company filed a Schedule TO with the SEC relating to an offer to exchange outstanding Units for an equivalent number of limited liability company units of TCW Specialty Lending LLC, a Delaware limited liability company and wholly owned subsidiary of the Company. The tender offer as described in the Schedule TO will result in an Exchange Offer for which approximately 50% of the Company's assets, liabilities and related interests attributable to the exchanged Units will transfer to TCW Specialty Lending LLC with the intention of TCW Specialty Lending LLC splitting off and operating as a stand-alone company. TCW Specialty Lending LLC will operate as a closed-end, non-diversified management investment company regulated as a business development company under the Investment Company Act of 1940.

On March 6, 2026, the Company paid the remaining amounts owed for the Subscription Based Credit Facility in the amount of $40,500 and terminated the agreement on the maturity date of March 6, 2026. As of March 6, 2026, the Company is no longer eligible to borrow amounts using the Subscription Based Credit Facility.