Form 10-Q
period 2026-03-31
TCW Direct Lending VIII LLC
filed 2026-05-13
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2026

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

As of March 31, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 13, 2026 was 6,310,260.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 10.70% (SOFR + 7.00%, 1.75% Floor)	3.4%	$29,412,589	03/28/29	$28,879,724	$27,912,547
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.70% (SOFR + 7.00%, 1.75% Floor)	0.2%	1,763,873	03/28/29	1,763,873	1,673,916
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.67% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	1.0%	8,147,888	12/08/30	8,033,459	8,032,188
				4.6%			38,677,056	37,618,651
Building Products
	Eastern Metal Supply Borrower, LLC	01/06/26	Term Loan - 9.45% (SOFR + 5.75%, 1.00% Floor)	8.2%	68,742,836	01/06/31	67,759,693	67,711,694
				8.2%			67,759,693	67,711,694
Commercial Services & Supplies
	Axvor Intermediate, LLC (DQS)	03/24/26	Term Loan - 9.93% (SOFR + 6.25%, 2.00% Floor)	6.5%	53,479,235	03/24/31	52,550,978	52,709,134
	CSAT Holdings LLC	06/30/23	Term Loan - 14.46% inc PIK (SOFR + 10.50%, 2.00% Floor, 2.25% PIK)	3.6%	28,746,383	06/30/28	28,314,733	28,976,354
	CSAT Holdings LLC	06/30/23	Revolver - 14.28% (SOFR + 10.50%, 2.00% Floor)	0.3%	2,360,538	06/30/28	2,360,538	2,360,538
	Power Acquisition LLC	01/22/25	Term Loan B - 10.67% (SOFR + 7.00%, 1.50% Floor)	4.2%	35,378,021	01/22/30	34,675,883	33,856,766
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.67% (SOFR + 7.00%, 1.50% Floor)	0.3%	2,724,408	01/22/30	2,682,734	2,607,259
				14.9%			120,584,866	120,510,051
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.77% (SOFR + 7.00%, 1.75% Floor)	1.0%	7,912,750	06/16/28	7,912,750	7,980,800
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.77% (SOFR + 7.00%, 1.75% Floor)	2.4%	19,070,701	06/16/28	18,758,417	19,234,709
				3.4%			26,671,167	27,215,509
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.16% (SOFR + 5.50%, 1.00% Floor)	2.0%	16,572,994	11/07/30	16,317,860	16,340,972
				2.0%			16,317,860	16,340,972
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.17% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	4.5%	39,978,146	08/01/28	39,514,874	36,380,113
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.17% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	2.6%	23,499,528	08/01/28	23,174,987	21,384,570
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 8.67% (SOFR + 5.00%, 2.00% Floor)	2.5%	20,358,957	05/24/28	20,274,249	20,206,265
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 8.67% (SOFR + 5.00%, 2.00% Floor)	2.2%	18,426,749	05/24/28	18,249,259	18,288,549
				11.8%			101,213,369	96,259,497

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Energy Equipment & Services
	HydroSource Logistics, LLC	04/14/25	3rd Amendment Term Loan - 12.46% (SOFR + 8.50%, 2.00% Floor)	4.9%	$39,888,183	04/04/29	$38,681,797	$39,888,183
	HydroSource Logistics, LLC	04/05/24	Term Loan - 12.46% (SOFR + 8.50%, 2.00% Floor)	3.1%	25,178,526	04/04/29	24,726,209	25,178,526
	HydroSource Logistics, LLC	04/05/24	Revolver - 12.43% (SOFR + 8.50%, 2.00% Floor)	0.3%	2,657,450	04/04/29	2,657,450	2,657,450
				8.3%			66,065,456	67,724,159
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.59% (SOFR + 6.88%, 1.75% Floor)	4.0%	32,958,439	05/31/28	32,585,892	32,994,469
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	1.0%	7,748,333	05/04/28	7,564,691	7,748,333
	Signature Brands, LLC	05/05/23	Term Loan - 13.43% inc PIK (SOFR + 9.50%, 1.75% Floor, all PIK)	2.8%	37,954,797	05/04/28	37,648,456	23,114,471
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.43% inc PIK (SOFR + 6.50%, 1.75% Floor, all PIK)	0.3%	2,095,053	05/04/28	2,076,902	2,095,053
				8.1%			79,875,941	65,952,326
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.03% (SOFR + 6.25%, 2.00% Floor)	1.0%	8,334,090	09/11/28	8,334,090	8,334,090
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.03% (SOFR + 6.25%, 2.00% Floor)	3.3%	27,002,356	09/11/28	26,589,450	27,272,379
				4.3%			34,923,540	35,606,469
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 9.45% (SOFR + 5.75%, 1.75% Floor)	6.0%	52,115,726	10/11/29	51,506,715	48,676,089
				6.0%			51,506,715	48,676,089
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Term Loan - 9.45% (SOFR + 5.75%, 1.50% Floor)	6.8%	56,149,041	12/31/30	55,115,008	55,699,849
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Revolver - 9.46% (SOFR + 5.75%, 1.50% Floor)	0.2%	1,858,455	12/31/30	1,858,455	1,843,587
	CEC Entertainment, LLC	09/26/25	Term Loan - 9.70% (SOFR + 6.00%, 2.00% Floor)	5.5%	46,289,974	09/26/30	45,298,240	45,086,435
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.98% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	2.3%	19,848,428	02/23/28	19,542,116	18,617,826
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.98% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	709,362	02/23/28	709,362	665,382
	Red Robin International, Inc.	04/11/22	Revolver - 11.29% (SOFR + 7.50%, 1.00% Floor)	0.1%	1,067,884	09/03/27	1,067,884	1,060,409
	Red Robin International, Inc.	04/11/22	Term Loan - 11.43% (SOFR + 7.50%, 1.00% Floor)	1.4%	11,520,596	09/03/27	11,432,162	11,439,952
				16.4%			135,023,227	134,413,440
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 12.68% (SOFR + 8.75%, 1.00% Floor)	4.0%	32,443,570	12/31/26	32,334,963	32,443,570
				4.0%			32,334,963	32,443,570

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 10.96% (SOFR + 7.00%, 2.00% Floor)	4.6%	$37,993,098	05/09/27	$37,835,899	$37,852,524
				4.6%			37,835,899	37,852,524
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.16% (SOFR + 5.50%, 1.50% Floor)	7.2%	58,533,440	08/05/30	57,770,358	58,416,373
				7.2%			57,770,358	58,416,373
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.60% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	2.3%	26,880,313	06/16/28	26,596,417	18,681,818
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 10.96% (SOFR + 7.00%, 1.00% Floor)	1.7%	14,416,713	10/03/26	14,362,219	13,564,685
				4.0%			40,958,636	32,246,503
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.20% (SOFR + 6.50%, 2.00% Floor)	6.3%	52,595,557	03/14/30	51,660,372	51,070,285
				6.3%			51,660,372	51,070,285
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	02/29/24	Term Loan B - 13.78% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	6,876,841	12/09/27	5,345,831	—
	HOP Energy, LLC(2)(5)	04/27/25	Delayed Draw Term Loan B - 13.78% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.1%	752,279	12/09/27	701,282	749,194
	HOP Energy, LLC(2)(5)	06/17/22	Term Loan - 12.78% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	1.2%	32,139,544	12/09/27	28,916,741	9,853,984
	HOP Energy, LLC(2)(5)	01/14/25	Term Loan C - 13.78% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.6%	5,175,892	12/09/27	4,752,836	5,154,671
				1.9%			39,716,690	15,757,849
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.67% (SOFR + 7.00%, 1.00% Floor)	0.2%	1,589,369	11/29/29	1,589,369	1,524,205
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.67% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	2.8%	23,949,806	11/22/29	23,535,774	22,967,864
				3.0%			25,125,143	24,492,069
Personal Care Products
	The Vitamin Shoppe, LLC	03/23/26	Term Loan - 9.92% (SOFR + 6.25%, 2.00% Floor)	6.0%	49,788,962	03/23/31	48,798,091	48,793,183
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.17% (SOFR + 6.50%, 2.25% Floor)	6.1%	50,569,648	05/21/30	49,510,422	49,659,394
	Viva 5 Group, LLC	05/21/25	Revolver - 10.17% (SOFR + 6.50%, 2.25% Floor)	0.1%	1,149,310	05/21/30	1,149,310	1,128,623
				12.2%			99,457,823	99,581,200
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.54% (SOFR + 6.88%, 1.50% Floor)	3.8%	30,771,805	12/21/27	30,612,806	30,771,805
				3.8%			30,612,806	30,771,805

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount/Shares	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.66% (SOFR + 6.00%, 1.50% Floor)	2.7%	$21,982,050	12/10/29	$21,807,256	$21,938,086
	CF Newco, Inc.	12/09/24	Revolver - 9.66% (SOFR + 6.00%, 1.50% Floor)	0.2%	1,515,890	12/10/29	1,515,890	1,512,859
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 9.91% (SOFR + 6.25%, 1.50% Floor)	1.2%	10,057,265	12/10/29	9,911,597	10,117,608
				4.1%			33,234,743	33,568,553
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 9.55% (SOFR + 5.75%, 2.00% Floor)	7.2%	58,166,051	10/04/29	57,649,781	58,747,712
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 10.77% (SOFR + 7.00%, 2.00% Floor)	3.9%	31,607,067	02/01/28	31,505,746	31,679,764
				11.1%			89,155,527	90,427,476
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.17% (SOFR + 7.50%, 2.50% Floor)	2.2%	18,069,109	07/31/30	17,334,550	18,267,869
				2.2%			17,334,550	18,267,869
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	0.1%	436,244	07/19/28	436,244	436,244
	CG Buyer, LLC	07/19/23	Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	2.4%	19,956,923	07/19/28	19,707,547	19,956,923
				2.5%			20,143,791	20,393,167
	Total Debt Investments			154.9%			1,313,960,191	1,263,318,100

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(2)(4)	08/13/25	Common Units	1.2%	38,121	$16,956,285	$9,523,011
				1.2%		16,956,285	9,523,011
Commercial Services & Supplies
	CSAT Investment Holdings LLC(2)(4)	03/05/25	Warrant, expires 03/05/32	0.1%	1,145,950	508,373	1,146,328
				0.1%		508,373	1,146,328
Energy Equipment & Services
	HydroSource Logistics, LLC (2)(4)	04/05/24	Warrant, expires 4/4/34	4.2%	247	357,421	34,198,026
				4.2%		357,421	34,198,026
Trading Companies & Distributors
	Cinelease, LLC(2)(4)	08/07/25	Warrant, expires 07/31/35	0.2%	215,403	379,334	1,467,757
				0.2%		379,334	1,467,757
	Total Equity Investments			5.7%		18,201,413	46,335,122
	Total Debt & Equity Investments(3)			160.6%		1,332,161,604	1,309,653,222
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.58%, Class X (FGXXX)			0.1%	601,251	601,251	601,251
	Total Cash Equivalents			0.1%	601,251	601,251	601,251
	Total Investments (160.7%)					$1,332,762,855	$1,310,254,473
	Net unrealized depreciation on unfunded commitments (-0.1%)						(477,016)
	Liabilities in Excess of Other Assets (-60.6%)						$(494,180,085)
	Net Assets (100.0%)						$815,597,372

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

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

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities was $46,335,122, or 3.4% of the Company’s total assets.

(5)
Loan was on non-accrual status as of March 31, 2026.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $210,634,309 and $112,402,472, respectively, for the period ended March 31, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

(5)
Loan was on non-accrual status as of as of December 31, 2025.

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2026

	As of March 31,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,332,162 and $1,231,779, respectively)	$1,309,653	$1,209,788
Cash and cash equivalents	63,404	52,311
Interest income receivable	6,789	4,870
Receivable for investment sold	186	155
Due from adviser	106	106
Deferred financing costs	503	595
Prepaid and other assets	207	75
Total Assets	$1,380,848	$1,267,900
Liabilities
Term loan (net of $503 and $563 of deferred financing costs, respectively)	$324,497	$324,437
Revolving credit facilities payable	194,600	76,700
Incentive fee payable	41,151	37,358
Management fees payable	4,025	3,859
Unrealized depreciation on unfunded commitments	477	1,006
Directors' fees payable	54	—
Interest and credit facility expense payable	13	4,289
Other accrued expenses and other liabilities	434	1,151
Total Liabilities	565,251	448,800
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (12,745,660 units issued and outstanding)	1,274,566	1,274,566
Common Unitholders’ undrawn commitment: (12,745,660 units issued and outstanding)	(384,504)	(384,504)
Common Unitholders’ return of capital	(9,729)	(9,729)
Common Unitholders’ offering costs	(347)	(347)
Common Unitholders’ capital	879,986	879,986
Accumulated overdistributed earnings	(64,389)	(60,886)
Total Members’ Capital	815,597	819,100
Total Liabilities and Members’ Capital	$1,380,848	$1,267,900
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$94.16	$94.43

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	For the three months ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$34,490	$30,179
Interest income paid-in-kind	2,670	4,065
Other fee income	89	111
Total investment income	37,249	34,355
Expenses
Interest and credit facility expenses	7,358	8,813
Management fees	4,025	3,230
Incentive fees	3,794	2,631
Administrative fees	277	248
Professional fees	98	73
Directors’ fees	57	52
Other expenses	221	134
Total expenses	15,830	15,181
Net investment income	21,419	19,174
Net realized and unrealized gain (loss) on investments
Net realized gain:
Non-controlled/non-affiliated investments	67	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	11	(4,262)
Net realized and unrealized gain (loss) on investments	78	(4,262)
Net increase in Members’ Capital from operations	$21,497	$14,912
Basic and diluted:
Income per unit	$1.69	$1.17
Units Outstanding	12,745,660	12,745,660

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2026	$879,986	$(60,886)	$819,100
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	21,419	21,419
Net realized gain on investments	—	67	67
Net change in unrealized appreciation/(depreciation) on investments	—	11	11
Distributions to Members from:
Distributable earnings	—	(25,000)	(25,000)
Total Decrease in Members’ Capital for the three months ended March 31, 2026	—	(3,503)	(3,503)
Members’ Capital at March 31, 2026	$879,986	$(64,389)	$815,597

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

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$21,497	$14,912
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(207,964)	(171,561)
Interest income paid-in-kind	(2,670)	(4,065)
Proceeds from sales and paydowns of investments	112,402	15,536
Net realized loss (gain) on investments	(67)	—
Change in net unrealized (appreciation)/depreciation on investments	(11)	4,262
Amortization of premium and accretion of discount, net	(2,084)	(1,436)
Amortization of deferred financing costs	152	841
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(1,919)	269
(Increase) decrease in receivable for investment sold	(31)	(667)
(Increase) decrease in prepaid and other assets	(132)	30
Increase (decrease) incentive fee payable	3,793	2,631
Increase (decrease) management fees payable	166	3,230
Increase (decrease) interest and credit facility expense payable	(4,276)	(437)
Increase (decrease) directors’ fees payable	54	50
Increase (decrease) other accrued expenses and other liabilities	(717)	276
Net cash used in operating activities	(81,807)	(136,129)
Cash Flows from Financing Activities
Distributions to Members from distributable earnings	(25,000)	(25,000)
Deferred financing costs paid	—	(182)
Proceeds from credit facilities	239,900	103,200
Repayment of credit facilities	(122,000)	—
Net cash provided by financing activities	92,900	78,018
Net increase (decrease) in cash and cash equivalents	11,093	(58,111)
Cash and cash equivalents, beginning of period	52,311	92,946
Cash and cash equivalents, end of period	$63,404	$34,835
Supplemental and non-cash financing activities
Interest expense paid	$11,033	$7,917
Non-cash purchases of investments due to reorganization	$(22,842)	$—
Non-cash sales of investments due to reorganization	$22,842	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

1.
Organization and Basis of Presentation

Organization: TCW Direct Lending VIII LLC (the “Company”), was formed as a Delaware limited liability company on September 3, 2020. The Company has conducted and expects to further conduct private offerings of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On May 27, 2021 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1 to TCW Asset Management Company LLC (“TAMCO” or the “Adviser”), the Company's investment adviser and an affiliate of the TCW Group, Inc (“TCW”).

On July 22, 2021, the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also filed an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) and made such an election beginning with the taxable year ending December 31, 2022. The Company is required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement with the Adviser. On the same date, the Company also completed the first closing of the sale of its Common Units (the “Initial Closing Date”) pursuant to which the Company sold 4,543,770 Common Units at an aggregate purchase price of $454,377. The Company continued to accept subscription agreements and issue Units for a period of twelve-months following the Initial Closing Date (the “Closing Period”). On January 6, 2023, the Company's board of directors (the “Board” or “Board of Directors”) approved a six-month extension of the Closing Period from January 21, 2023 to July 21, 2023. On July 26, 2023, the Company's Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) was amended to extend the Closing Period to be the twenty-four-month period following the Company's initial closing, until January 21, 2024 by a majority vote of the Company's Unitholders. On February 16, 2024, the Company's LLC Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date, such that the Initial Closing Date ended on March 21, 2024.

The Company commenced operations during the first quarter of fiscal year 2022.

As of March 31, 2026, the Company has four wholly-owned subsidiaries, each a single member Delaware limited liability company.

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

March 31, 2026

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

Commitment Period: The Commitment Period commenced on the Initial Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within TCW's Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of March 31, 2026, the Company has sold 12,745,660 Units for an aggregate offering price of $1,274,566. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of March 31, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2026 was $9,729.

On January 14, 2026, as amended on February 20, 2026, March 9, 2026, and March 24, 2026, the Company filed a Schedule TO (the “Schedule TO”) with the SEC relating to an offer to exchange outstanding Units for an equivalent number of limited liability company units of TCW Specialty Lending LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Perpetual Fund”, and such exchange, the “Exchange Offer”) The Exchange Offer will result in the transfer of approximately 50% of the Company's assets, liabilities and related interests attributable to the exchanged Units to the Perpetual Fund with the intention of the Perpetual Fund splitting off and operating as a stand-alone company. The Perpetual Fund will operate as a closed-end, non-diversified management investment company regulated as a business development company under the Investment Company Act of 1940.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission ("SEC") on March 26, 2026.

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

March 31, 2026

2.
Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026, PIK interest income earned was $2,670, representing 7.2% of investment income. For the three months ended March 31, 2025, PIK interest income earned was $4,065, representing 11.8% of investment income.

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

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facilities (as defined and described in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the respective credit facility.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $718 in organizational costs, of which $0 was expensed during the three months ended March 31, 2026. Since inception, the Company has incurred $347 in offering costs, all of which were charged to Members’ Capital as of December 31, 2024.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

2.
Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2026, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

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

March 31, 2026

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,263,318	$1,263,318
Equity	—	—	46,335	46,335
Cash equivalents	601	—	—	601
Total	$601	$—	$1,309,653	$1,310,254

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

March 31, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2026:

	Debt	Equity	Total
Balance, January 1, 2026	$1,169,913	$39,875	$1,209,788
Purchases, including payments received in-kind	233,119	357	233,476
Sales and paydowns of investments	(134,887)	(357)	(135,244)
Amortization of premium and accretion of discount, net	2,084	—	2,084
Net realized (loss) gain	67	—	67
Net change in unrealized appreciation/(depreciation)	(6,978)	6,460	(518)
Balance, March 31, 2026	$1,263,318	$46,335	$1,309,653
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2026	$(6,535)	$6,460	$(75)

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

The Company did not have any transfers between levels during the three months ended March 31, 2026 and 2025.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$879,220	Income Method	Discount Rate	8.9% to 19.6%	11.4%	Decrease
Debt	$186,983	Market Method	EBITDA Multiple	4.4x to 11.0x	7.3x	Increase
Debt	$101,502	Market Method	Indicative Bid	98.0% to 98.6%	98.3%	Increase
Debt	$82,048	Income Method	Discount Rate	12.5% to 17.0%	14.3%	Decrease
		Market Method	Indicative Bid	100.0% to 105.0%	101.5%	Increase
Debt	$13,565	Income Method	Discount Rate	13.8% to 17.2%	15.5%	Decrease
		Market Method	EBITDA Multiple	3.1x to 4.1x	3.6x	Increase
Equity	$44,867	Market Method	EBITDA Multiple	4.5x to 11.5x	9.3x	Increase
Equity	$1,468	Market Method	Revenue Multiple	1.3x to 1.5x	1.4x	Increase
		Market Method	Indicative Bid	$10.46 to $15.73	$13.10	Increase

* Weighted based on fair value

During the three months ended March 31, 2026, two debt investments with an aggregate fair value of $50,711 transitioned from a yield analysis valuation model to a yield analysis and market approach valuation model, one debt investment with a fair value of $18,682 transitioned from a yield analysis and market approach valuation model to a market approach valuation model, and one debt investments with a fair value of $55,700 transitioned from a market approach valuation model to a yield analysis model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

March 31, 2026

4.
Agreements and Related Party Transactions

Advisory Agreement: On January 21, 2022, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution for an initial two-year term. Unless earlier terminated, the Advisory Agreement will continue to remain in effect for additional one-year terms if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. On August 12, 2025, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2026.

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

For the three months ended March 31, 2026, Management Fees incurred were $4,025 and $4,025 remained payable as of March 31, 2026. For the three months ended March 31, 2025, Management Fees incurred were $3,230 and $6,200 remained payable as of March 31, 2025.

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

March 31, 2026

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

For the three months ended March 31, 2026, Incentive Fees incurred were $3,794. For the three months ended March 31, 2025, Incentive Fees incurred were $2,631. The Company has not made any incentive fee payments to the Adviser and as of March 31, 2026 and December 31, 2025, the Company's incentive fee payable to the Advisor was $41,151 and $37,358, respectively.

For purposes of calculating the Incentive Fee, as provided in 3.3.2 of the LLC Agreement, Aggregate Contributions shall not include NAV Balancing Contributions or Late-Closer Contributions (as such terms are defined in the LLC Agreement), and the distributions to Unitholders shall not include distributions attributable to Late-Closer Contributions. NAV Balancing Contributions received by the Company will not be treated as amounts distributed to Unitholders for purposes of calculating the Incentive Fee. In addition if distributions to which a Defaulting Member (as such term is defined in the LLC Agreement) otherwise would have been entitled have been withheld pursuant to 6.2.4 of the LLC Agreement, the amounts so withheld shall be treated for such purposes as having been distributed to such Defaulting Member. The amount of any distribution of securities made in kind shall be equal to the fair market value of those securities at the time of distribution determined pursuant to 13.4 of the LLC Agreement.

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

March 31, 2026

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

March 31, 2026

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

March 31, 2026

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2026 and December 31, 2025:

			March 31, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized (Appreciation)/ Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$4,336	$35	$6,195	$46
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	6,644	96	—	—
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	6,482	93	—	—
CF Newco, Inc.	Revolver	December 2029	2,815	6	2,815	—
Cinelease, LLC	ABL Term Loan	July 2030	5,194	(57)	6,152	185
Comprehensive Logistics Co., LLC	Revolver	March 2026	—	—	4,556	59
CSAT Holdings LLC	Revolver	June 2028	1,574	—	1,311	1
D&D Buyer, LLC	Revolver	October 2029	4,789	—	1,916	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	13,843	—	—	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	—	—	11,607	429
Five Star Buyer, Inc.	Revolver	February 2028	1,517	94	1,517	100
Great Kitchens Food Company, Inc.	Revolver	May 2029	—	—	6,902	—
Helix Sleep, Inc.	Revolver	November 2030	1,908	27	1,908	23
Hoffmaster Group, Inc.	Revolver	February 2028	2,096	16	2,096	16
HydroSource Logistics, LLC	Revolver	April 2029	190	—	190	—
Pallet Logistics of America, LLC	Revolver	November 2029	1,438	59	1,589	51
Red Robin International, Inc.	Revolver	September 2027	1,688	12	1,240	9
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	3,035	—	3,035	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	2,639	—	3,959	—
Viva 5 Group, LLC	Revolver	May 2030	5,418	96	5,418	87
Total			$65,606	$477	$62,406	$1,006

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

5.
Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three months ended March 31, 2026 and 2025, was as follows (See Note 1):

	Three months ended March 31,
	2026	2025
Units at beginning of period	12,745,660	12,745,660
Units issued and committed during the period	—	—
Units issued and committed at end of period	12,745,660	12,745,660

No deemed distributions and contributions were processed during the three months ended March 31, 2026.

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2026, the Company was in compliance with such covenants.

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

March 31, 2026

7.
Credit Facilities (Continued)

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2026, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

7.
Credit Facilities (Continued)

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2026 and December 31, 2025 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – March 31, 2026	$—	$—	$—
Asset Based Credit Facility – March 31, 2026	$650,000	$519,600	$130,400
Subscription Based Credit Facility – December 31, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – December 31, 2025	$650,000	$361,200	$288,800
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of March 31, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $325,000 and $325,000, respectively, of Term Loans and $194,600 and $36,200, respectively of revolving credit lines.

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

As of March 31, 2026 and December 31, 2025, $503 and $595, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $503 and $563, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of March 31, 2026	As of December 31, 2025
Principal amount outstanding on Term Loan	$325,000	$325,000
Deferred financing costs	(503)	(563)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$324,497	$324,437

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2026 was as follows:

	Three months ended March 31,
	2026	2025
Credit Facilities interest expense	$7,009	$7,530
Undrawn commitment fees	184	422
Administrative fees	13	20
Amortization of deferred financing costs	152	841
Total	$7,358	$8,813
Weighted average interest rate	5.93%	7.22%
Average outstanding balance	$473,123	$417,342

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

As of March 31, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$1,332,763	$1,272,824
Unrealized appreciation	$44,859	$38,544
Unrealized depreciation	$(67,367)	$(60,535)
Net unrealized depreciation on investments	$(22,508)	$(21,991)

The Company's investment in HydroSource Logistics, LLC warrant is held through TCW DL HDR LLC, a wholly owned subsidiary of the Company. The fair value of such equity investment as of March 31, 2026 is net of a $11,859 deferred tax liability recorded by TCW DL HDR LLC. TCW DL HDR LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

The Company did not have any unrecognized tax benefits as of December 31, 2025, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable. The Company is subject to examination by the U.S federal and state tax authorities for returns filed for the prior three and four years, respectively.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

10.
Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2026 and 2025 is presented below.

	For the three months ended March 31,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$94.43	$96.87
Income from Investment Operations:
Net investment income	1.68	1.50
Net realized and unrealized gain (loss)	0.01	(0.33)
Total income from investment operations	1.69	1.17
Less Distributions:
From net investment income	(1.96)	(1.96)
Total distributions	(1.96)	(1.96)
Net Asset Value Per Unit (accrual base), End of Period	$94.16	$96.08
Unitholder Total Return(2)(3)	2.44%	2.31%
Unitholder IRR before incentive fee(4)	14.53%	14.61%
Unitholder IRR(4)	12.61%	12.59%
Ratios and Supplemental Data:
Members’ Capital, end of period	$815,597	$601,141
Units outstanding, end of period	12,745,660	12,745,660
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	7.86%	10.16%
Ratio of financing cost to average net assets(3)	0.90%	1.45%
Ratio of net investment income to average net assets(5)	10.63%	12.83%
Ratio of incentive fees to average net assets(6)	1.88%	1.76%
Credit facility payable	519,600	503,200
Asset coverage ratio	2.57	2.19
Portfolio turnover rate(3)	8.98%	1.55%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of March 31, 2026 and 2025.
(2)
The Total Return for the three months ended March 31, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 14.53%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 12.61% through March 31, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized except for organizational costs.
(6)
Annualized.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 1, 2026, the Company completed the Exchange Offer announced in the Company’s Offer to Exchange, dated January 14, 2026, as amended and supplemented on February 20, 2026, March 9, 2026, and March 24, 2026, pursuant to which holders of the Company’s outstanding Units were permitted to exchange all or a portion of their Units for an equivalent number of limited liability company units of the Perpetual Fund. In accordance with the terms of the Exchange Offer, 6,435,400 Units were validly tendered and accepted for exchange, representing approximately 50.49% of the Company’s outstanding Units.

In connection with the completion of the Exchange Offer, the Company transferred to the Perpetual Fund a pro rata share of all of the assets, liabilities and related interests held by the Company immediately prior to the completion of the Exchange Offer, in proportion to the number of Units validly tendered and accepted for exchange, and tendering holders received an equivalent number of Perpetual Fund units in exchange for the accepted Units. Units accepted for exchange in the Exchange Offer were canceled upon settlement.

On April 1, 2026, in connection with the completion of the Exchange Offer, the Company entered into Amendment No. 5 to the LLC Agreement (the “LLCA Amendment No. 5”). LLCA Amendment No. 5, among other things, revised Article 14 of the Company’s limited liability company agreement with respect to the “publicly offered security” exception under the Plan Asset Regulation for purposes of ERISA and Section 4975 of the Code, and as an additional protective measure, monitoring benefit plan investor ownership; required the Company to provide certain certifications and notices to ERISA Members; authorized the Board to interpret Article 14 consistent with that reliance; and revised the circumstances in which an ERISA Member may elect, or be required, to withdraw from the Company.

On April 1, 2026, the Company amended the Asset Based Credit Facility and entered into Amendment No. 4 to the Credit and Security Agreement (“Amendment No. 4”). Amendment No. 4 decreased the Asset Based Credit Facility Maximum Commitment from $650,000 to $300,000, which is comprised of $150,000 each of the revolving loan and term loan commitments, respectively. In addition, Amendment No. 4 extended the maturity date from April 28, 2028 to April 1, 2030, and extended the period in which the Borrower may make borrowings of revolving loans from April 30, 2026 to April 1, 2028.

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

•
the ability of the TCW Group, Inc. (“TCW”) to attract and retain highly talented professionals that can provide services to the Adviser and Administrator;
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
•
the risks artificial intelligence pose to us and our portfolio companies; and

•
the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 26, 2026.

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

On May 27, 2021 (“Inception Date”), we issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company (“TAMCO”). On January 21, 2022, (the “Initial Closing Date”) we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors (the “Board”) approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units from January 21, 2023 to July 21, 2023 (the “Closing Period”). On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders.. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million.

As of March 31, 2026, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

Our Commitment Period commenced on the Initial Closing Date and will end on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within TCW's Private Credit Group (the “Private Credit Group”) (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

As of March 31, 2026, we have four wholly-owned subsidiaries, each a single member Delaware limited liability company.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $0 was expensed during the three months ended March 31, 2026. Since inception, we have incurred $0.3 million of offering costs all of which were charged directly to Members’ Capital as of December 31, 2024.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026, PIK interest income earned was $2.7 million, representing 7.2% of investment income. For the three months ended March 31, 2025, PIK interest income earned was $4.1 million, representing 11.8% of investment income.

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

Investment Activity

As of March 31, 2026, our portfolio consisted of 57 debt investments and four equity investments. Based on fair values as of March 31, 2026, our portfolio was 96.5% invested in debt investments which were all senior secured term loans and revolving loans and 3.5% invested in equity investments which were common units and warrants. Debt investments in one portfolio company were on non-accrual status as of March 31, 2026, representing 1.2% and 3.0% of our portfolio's fair value and cost, respectively.

As of December 31, 2025, our portfolio consisted of 59 debt investments and four equity investments. Based on fair values as of December 31, 2025, our portfolio was 96.7% invested in debt investments which were all senior secured term loans and revolving loans and 3.3% invested in equity investments which were common units and warrants. Debt investments in one portfolio company was on non-accrual status as of December 31, 2025, representing 1.3% and 3.2% of our portfolio's fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2026:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	10%
Commercial Services & Supplies	9%
Energy Equipment & Services	8%
Personal Care Products	8%
Containers & Packaging	7%
Specialty Retail	7%
Building Products	5%
Food Products	5%
Leisure Products	4%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Automobile Components	4%
Information Technology Services	3%
Ground Transportation	3%
Software	3%
Household Durables	2%
Machinery	2%
Professional Services	2%
Construction & Engineering	2%
Paper & Forest Products	2%
Transportation Infrastructure	2%
Trading Companies & Distributors	2%
Consumer Discretionary Textiles, Apparel & Luxury Goods	1%
Oil, Gas & Consumable Fuels	1%
Total	100%

Interest income including interest income paid-in-kind, was $37.2 million and $34.2 million for the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2026	2025
Total investment income	$37,249	$34,355
Total expenses	15,830	15,181
Net investment income	21,419	19,174
Net realized gain on investments	67	—
Net change in unrealized appreciation/(depreciation) on investments	11	(4,262)
Net increase in Members’ Capital from operations	$21,497	$14,912

Total investment income

Total investment income for the three months ended March 31, 2026 and 2025 was $37.2 million and $34.4 million, respectively, and included other fee income of $0.1 million and $0, respectively. The increase in total investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to the increase in the par value of the debt investments in our portfolio, which increased to $1.3 billion as of March 31, 2026 compared to $1.1 billion as of March 31, 2025.

Total Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2026	2025
Expenses
Interest and credit facility expenses	$7,358	$8,813
Management fees	4,025	3,230
Incentive fees	3,794	2,631
Administrative fees	277	248
Professional fees	98	73
Directors’ fees	57	52
Other expenses	221	134
Total expenses	$15,830	$15,181

Our total expenses for the three months ended March 31, 2026 and 2025 were $15.8 million and $15.2 million, respectively. Our total expenses include incentive fees of $3.8 million and $2.6 million; and management fees attributed to the Adviser of $4.0 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively.

Total expenses increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to an increase in incentive fees and management fees. Incentive fees increased due to net realized and unrealized gains of $78.0 thousand during the three months ended March 31, 2026 compared to net realized and unrealized losses of $4.3 million during the three months ended March 31, 2025. Management fees also increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to an increase in the investment cost basis for which management fees are based. The increases in incentive fees and management fees were partially offset by a decrease to interest and credit facility expenses which decreased primarily due to a decrease in the weighted average interest rate during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Net investment income

Net investment income for the three months ended March 31, 2026 and 2025 was $21.4 million and $19.2 million, respectively. The increase in our net investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the increase in investment income partially offset by an increase to expenses, as described above.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended March 31, 2026 and 2025 was $11.0 thousand and ($4.3) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	$5,478
Cinelease, LLC	Warrant, expires 7/31/35	1,218
Cinelease, LLC	ABL Term Loan	670
Lumos Holdings US Acquisition Co. (Life Fitness)	Term Loan	542
Comprehensive Logistics Co., LLC	Term Loan	359
D&D Buyer, LLC	Term Loan	247
CSAT Holdings LLC	Term Loan	208
Power Acquisition LLC	Term Loan B	203
Superior Industries International, Inc.	Take Back Term Loan	(214)
HOP Energy, LLC	Term Loan	(234)
CEC Entertainment, LLC	Term Loan	(240)
Pallet Logistics of America, LLC	Term Loan	(244)
The HC Companies, Inc.	Incremental Term Loan	(403)
Signature Brands, LLC	Term Loan	(454)
Fenix Intermediate LLC	Term Loan B	(454)
Great Kitchens Food Company, Inc.	Term Loan	(584)
The HC Companies, Inc.	Term Loan	(677)
Connect America.com, LLC	Last Out Term Loan	(1,606)
Mark Andy, Inc.	Term Loan	(2,931)
All others	Various	(873)
Net change in unrealized appreciation/(depreciation)		$11

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

Net realized gain on investments

During the three months ended March 31, 2026 and 2025 we recognized $0.1 million and $0, respectively, in realized gains on investments. Our net realized gain during the three months ended March 31, 2026 was primarily due to the partial disposition of the Eastern Metal Supply Borrower, LLC Term Loan. We did not have any realized gains on investments during the three months ended March 31, 2025 as we did not dispose of any investments during the period.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended March 31, 2026 and 2025 was $21.5 million and $14.9 million, respectively.

The relative increase in Net increase in Members' Capital from operations during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily attributable to net realized and unrealized gains on investments during the three months ended March 31, 2026 compared to net realized and unrealized losses on investments during the three months ended March 31, 2025 coupled with increases in net investment income described above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2026, we have sold 12,745,660 Units for an aggregate offering price of $1.3 billion. We commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of March 31, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Commitments	$1,274,566	$1,274,566
Undrawn commitments	$384,504	$384,504
Percentage of commitments funded	69.8%	69.8%
Units	12,745,660	12,745,660

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2026, we were in compliance with such covenants.

On March 7, 2025 we entered into the first amendment to the Subscription Based Credit Facility (the “First Amendment to the Subscription Based Credit Facility”). The First Amendment to the Subscription Based Credit Facility increased the applicable margin from 1.75% to 2.10%, decreased the Subscription Based Credit Facility Maximum Commitment from $200.0 million to $50.0 million and extended the stated maturity date from March 7, 2025 to March 6, 2026.

On March 6, 2026, we paid the remaining amounts owed for the Subscription Based Credit Facility in the amount of $40.5 million and terminated the agreement on the maturity date of March 6, 2026. As of March 6, 2026, we are no longer eligible to borrow amounts using the Subscription Based Credit Facility.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of March 31, 2026, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2026 and December 31, 2025 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – March 31, 2026	$—	$—	$—
Asset Based Credit Facility – March 31, 2026	$650,000	$519,600	$130,400
Subscription Based Credit Facility – December 31, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – December 31, 2025	$650,000	$361,200	$288,800
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of March 31, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $325.0 million and $325.0 million, respectively, of Term Loans and $194.6 million and $36.2 million, respectively of revolving credit lines.

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

As of March 31, 2026 and December 31, 2025, $0.5 million and $0.6 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $0.5 million and $0.6 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2026 and 2025 was as follows (dollar amounts in thousands):

	Three months ended March 31,
	2026	2025
Credit Facilities interest expense	$7,009	$7,530
Undrawn commitment fees	184	422
Administrative fees	13	20
Amortization of deferred financing costs	152	841
Total	$7,358	$8,813
Weighted average interest rate	5.93%	7.22%
Average outstanding balance	$473,123	$417,342

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

			March 31, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized (Appreciation)/ Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$4,336	$35	$6,195	$46
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	6,644	96	—	—
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	6,482	93	—	—
CF Newco, Inc.	Revolver	December 2029	2,815	6	2,815	—
Cinelease, LLC	ABL Term Loan	July 2030	5,194	(57)	6,152	185
Comprehensive Logistics Co., LLC	Revolver	March 2026	—	—	4,556	59
CSAT Holdings LLC	Revolver	June 2028	1,574	—	1,311	1
D&D Buyer, LLC	Revolver	October 2029	4,789	—	1,916	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	13,843	—	—	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	—	—	11,607	429
Five Star Buyer, Inc.	Revolver	February 2028	1,517	94	1,517	100
Great Kitchens Food Company, Inc.	Revolver	May 2029	—	—	6,902	—
Helix Sleep, Inc.	Revolver	November 2030	1,908	27	1,908	23
Hoffmaster Group, Inc.	Revolver	February 2028	2,096	16	2,096	16
HydroSource Logistics, LLC	Revolver	April 2029	190	—	190	—
Pallet Logistics of America, LLC	Revolver	November 2029	1,438	59	1,589	51
Red Robin International, Inc.	Revolver	September 2027	1,688	12	1,240	9
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	3,035	—	3,035	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	2,639	—	3,959	—
Viva 5 Group, LLC	Revolver	May 2030	5,418	96	5,418	87
Total			$65,606	$477	$62,406	$1,006

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

Interest Rate Risk. As of March 31, 2026, 99% of our debt investments bore interest based on floating rates, such as SOFR and Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$39,076	$15,805	$23,271
Up 200 basis points	26,050	10,536	15,514
Up 100 basis points	13,025	5,268	7,757
Down 100 basis points	(12,957)	(5,268)	(7,689)
Down 200 basis points	(24,072)	(10,536)	(13,536)
Down 300 basis points	(26,103)	(15,805)	(10,298)

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

3.4

Amendment to Amended and Restated Limited Liability Company Agreement, dated July 26, 2023 (incorporated by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 3, 2023)

3.5

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement, dated January 6, 2023 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2024)

3.6

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement, dated July 26, 2023 (incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 3, 2023)

3.7

Amendment No. 4 to Amended and Restated Limited Liability Company Agreement, dated February 16, 2024 (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2024)

3.8

Amendment No. 5 to Amended and Restated Limited Liability Company Agreement, dated April 1, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 7, 2026)

10.1

Investment Advisory and Management Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.2

Administration Agreement, dated January 21, 2022, by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K/A filed on April 28, 2022)

10.3

Revolving Credit Agreement, dated as of March 8, 2022, among TCW Direct Lending VIII LLC, as borrower, and PNC Bank National Association, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2022)

10.4

Credit and Security Agreement, dated as of September 13, 2022, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference from the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022).

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

10.9*

Amendment No. 4 to Credit and Security Agreement, dated as of April 1, 2026, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator.

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

TCW DIRECT LENDING VIII LLC
Date: May 13, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: May 13, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer