Form 10-Q
period 2026-06-30
TCW Direct Lending VIII LLC
filed 2026-08-12
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2026 was 6,310,260.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 10.74% (SOFR + 7.00%, 1.75% Floor)	2.6%	$14,561,254	03/28/29	$14,320,038	$13,221,619
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.74% (SOFR + 7.00%, 1.75% Floor)	0.2%	873,239	03/28/29	873,239	792,901
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.62% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	0.8%	4,179,500	12/08/30	4,201,793	4,131,854
				3.6%			19,395,070	18,146,374
Building Products
	Eastern Metal Supply Borrower, LLC	01/06/26	Term Loan - 9.73% (SOFR + 6.00%, 1.00% Floor)	5.8%	30,159,233	01/06/31	29,750,448	29,797,322
				5.8%			29,750,448	29,797,322
Commercial Services & Supplies
	Axvor Intermediate, LLC (DQS)	03/24/26	Term Loan - 9.89% (SOFR + 6.25%, 2.00% Floor)	5.2%	26,477,081	03/24/31	26,040,514	26,307,628
	Power Acquisition LLC	01/22/25	Term Loan B - 10.66% (SOFR + 7.00%, 1.50% Floor)	3.3%	17,419,364	01/22/30	17,096,184	16,705,170
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.66% (SOFR + 7.00%, 1.50% Floor)	0.3%	1,348,830	01/22/30	1,329,546	1,293,528
				8.8%			44,466,244	44,306,326
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.74% (SOFR + 7.00%, 1.75% Floor)	0.8%	3,907,587	06/16/28	3,907,587	3,937,676
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.74% (SOFR + 7.00%, 1.75% Floor)	1.9%	9,441,730	06/16/28	9,304,484	9,514,431
				2.7%			13,212,071	13,452,107
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.15% (SOFR + 5.50%, 1.00% Floor)	1.6%	8,184,574	11/07/30	8,065,397	8,127,282
				1.6%			8,065,397	8,127,282
Consumer Durables & Apparel
	Hy Cite Enterprises, LLC	05/21/26	Term Loan - 11.90% (SOFR + 8.00%, 2.00% Floor)	1.8%	9,136,351	04/21/31	9,047,642	8,999,306
				1.8%			9,047,642	8,999,306
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.14% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	3.6%	19,711,110	08/01/28	19,507,392	17,901,630
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.14% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	2.1%	11,586,375	08/01/28	11,443,709	10,522,746
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 8.66% (SOFR + 5.00%, 2.00% Floor)	2.0%	10,053,078	05/24/28	10,016,832	9,985,723
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 8.66% (SOFR + 5.00%, 2.00% Floor)	1.8%	9,099,702	05/24/28	9,023,743	9,038,734
				9.5%			49,991,676	47,448,833

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Energy Equipment & Services
	HydroSource Logistics, LLC(8)(9)	04/01/26	5th Amendment Term Loan - 12.74% (SOFR + 8.75%, 2.00% Floor)	1.9%	$9,961,483	12/31/27	$9,705,197	$9,762,254
				1.9%			9,705,197	9,762,254
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.24% (SOFR + 6.50%, 1.75% Floor)	3.2%	16,191,384	05/31/28	16,029,066	16,207,575
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	0.8%	4,008,337	05/04/28	3,928,247	4,008,337
	Signature Brands, LLC	05/05/23	Term Loan - 13.43% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	2.2%	18,939,407	05/04/28	18,801,614	10,909,099
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.43% (SOFR + 6.50%, 1.75% Floor)	0.2%	1,037,542	05/04/28	1,029,639	1,037,542
				6.4%			39,788,566	32,162,553
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.01% (SOFR + 6.25%, 2.00% Floor)	0.8%	4,097,295	09/11/28	4,097,295	4,097,295
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.01% (SOFR + 6.25%, 2.00% Floor)	2.6%	13,273,929	09/11/28	13,091,612	13,273,929
				3.4%			17,188,907	17,371,224
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 10.48% inc PIK (SOFR + 6.75%, 1.75% Floor, 4.00% PIK)	4.9%	26,590,638	10/11/29	26,314,648	24,489,978
				4.9%			26,314,648	24,489,978
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Term Loan - 9.48% (SOFR + 5.75%, 1.50% Floor)	4.8%	24,312,137	12/31/30	23,891,753	24,069,016
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Revolver - 9.48% (SOFR + 5.75%, 1.50% Floor)	0.2%	1,033,613	12/31/30	1,033,613	1,023,277
	CEC Entertainment, LLC	09/26/25	Term Loan - 9.73% (SOFR + 6.00%, 2.00% Floor)	4.4%	22,773,607	09/26/30	22,312,786	22,044,852
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.82% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	1.8%	9,797,733	02/23/28	9,666,858	9,172,119
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.88% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	352,979	02/23/28	352,979	352,273
	Red Robin International, Inc.	04/11/22	Revolver - 11.27% (SOFR + 7.50%, 1.00% Floor)	0.1%	613,974	09/03/27	613,974	613,360
	Red Robin International, Inc.	04/11/22	Term Loan - 11.41% (SOFR + 7.50%, 1.00% Floor)	1.1%	5,703,742	09/03/27	5,673,834	5,698,038
				12.5%			63,545,797	62,972,935
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 12.68% (SOFR + 8.75%, 1.00% Floor)	3.2%	15,822,059	12/31/26	15,786,684	15,822,059
				3.2%			15,786,684	15,822,059

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 10.99% (SOFR + 7.00%, 2.00% Floor)	3.7%	$18,682,942	05/09/27	$18,623,095	$18,610,078
				3.7%			18,623,095	18,610,078
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.16% (SOFR + 5.50%, 1.50% Floor)	5.8%	28,906,560	08/05/30	28,551,322	28,906,560
				5.8%			28,551,322	28,906,560
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.63% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	1.7%	13,502,567	06/16/28	13,377,493	8,398,596
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 10.99% (SOFR + 7.00%, 1.00% Floor)	1.3%	7,036,296	10/03/26	7,022,727	6,614,118
				3.0%			20,400,220	15,012,714
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 9.98% (SOFR + 6.25%, 2.00% Floor)	5.1%	25,973,824	03/14/30	25,541,116	25,454,347
				5.1%			25,541,116	25,454,347
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	02/29/24	Term Loan B - 13.76% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	3,524,465	12/09/27	2,646,672	—
	HOP Energy, LLC(2)(5)	04/27/25	Delayed Draw Term Loan B - 13.76% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.1%	385,552	12/09/27	347,198	380,154
	HOP Energy, LLC(2)(5)	06/17/22	Term Loan - 12.76% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	0.9%	16,430,785	12/09/27	14,316,415	4,375,518
	HOP Energy, LLC(2)(5)	01/14/25	Term Loan C - 13.76% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.5%	2,652,708	12/09/27	2,353,086	2,615,570
	HydroSource Midstream, LLC(9)	04/30/26	Term Loan - 14.93% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	3.5%	18,097,276	04/30/31	17,502,203	17,373,385
	HydroSource Midstream, LLC(9)	04/30/26	Bridge Term Loan - 14.43% (SOFR + 10.50%, 2.50% Floor)	0.3%	1,357,550	04/30/31	1,328,623	1,346,689
	HydroSource Midstream, LLC(9)	04/30/26	Revolver - 14.43% (SOFR + 10.50%, 2.50% Floor)	0.1%	407,265	04/30/31	407,265	391,382
	HydroSource Midstream, LLC(9)	04/30/26	Delayed Draw Term Loan - 14.91% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	0.6%	3,054,487	04/30/31	3,008,670	2,932,307
				6.0%			41,910,132	29,415,005
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.68% (SOFR + 7.00%, 1.00% Floor)	0.2%	936,764	11/29/29	936,764	899,294
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.66% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	2.3%	11,811,718	11/22/29	11,652,334	11,369,888
				2.5%			12,589,098	12,269,182

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Personal Care Products
	The Vitamin Shoppe, LLC	03/23/26	Term Loan - 9.90% (SOFR + 6.25%, 2.00% Floor)	4.8%	$24,341,935	03/23/31	$23,881,758	$23,855,096
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.14% (SOFR + 6.50%, 2.25% Floor)	4.8%	24,711,421	05/21/30	24,224,991	24,266,615
	Viva 5 Group, LLC	05/21/25	Revolver - 10.14% (SOFR + 6.50%, 2.25% Floor)	0.6%	3,118,191	05/21/30	3,118,191	3,062,064
				10.2%			51,224,940	51,183,775
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.52% (SOFR + 6.88%, 1.50% Floor)	3.0%	15,149,747	12/21/27	15,082,793	15,149,747
				3.0%			15,082,793	15,149,747
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	2.1%	10,798,309	12/10/29	10,718,237	10,776,712
	CF Newco, Inc.	12/09/24	Revolver - 9.67% (SOFR + 6.00%, 1.50% Floor)	0.1%	750,504	12/10/29	750,504	749,002
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 9.92% (SOFR + 6.25%, 1.50% Floor)	1.0%	4,941,633	12/10/29	4,874,888	4,971,283
				3.2%			16,343,629	16,496,997
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 9.58% (SOFR + 5.75%, 2.00% Floor)	5.8%	28,612,781	10/04/29	28,362,827	28,898,909
	D&D Buyer, LLC	02/18/26	5th Amendment Delayed Draw Term Loan - 9.58% (SOFR + 5.75%, 2.00% Floor)	0.8%	3,859,478	10/04/29	3,849,800	3,859,478
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 10.74% (SOFR + 7.00%, 2.00% Floor)	3.1%	15,495,721	02/01/28	15,460,556	15,505,019
				9.7%			47,673,183	48,263,406
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.12% (SOFR + 7.50%, 2.50% Floor)	1.9%	10,019,271	07/31/30	9,676,517	9,628,519
				1.9%			9,676,517	9,628,519
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 9.64% (SOFR + 6.00%, 1.50% Floor)	0.0%	215,431	07/19/28	215,431	215,431
	CG Buyer, LLC	07/19/23	Term Loan - 9.64% (SOFR + 6.00%, 1.50% Floor)	2.0%	9,880,491	07/19/28	9,770,333	9,880,491
				2.0%			9,985,764	10,095,922
	Total Debt Investments			122.2%			643,860,156	613,344,805

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(2)(4)	12/08/25	Common Units	0.9%	18,873	$8,394,901	$4,489,203
				0.9%		8,394,901	4,489,203
Commercial Services & Supplies
	CSAT Investment Holdings LLC(2)(4)	03/05/25	Warrant, expires 03/01/32	0.0%	567,349	—	57,195
				0.0%		—	57,195
Energy Equipment & Services
	EagleRock Land LLC (2)(4)(6)(7)(8)(9)	05/15/26	Class A Units	8.1%	1,911,077	135,535	40,610,386
				8.1%		135,535	40,610,386
Oil, Gas & Consumable Fuels
	HydroSource Holdings, LLC(2)(4)(9)	04/30/26	Warrant, expires 04/30/36	0.1%	91	—	318,677
				0.1%		—	318,677
Trading Companies & Distributors
	Cinelease, LLC(2)(4)	08/07/25	Warrant, expires 07/31/35	0.0%	106,644	187,805	150,496
				0.0%		187,805	150,496
	Total Equity Investments			9.1%		8,718,241	45,625,957
	Total Debt & Equity Investments(3)			131.3%		652,578,397	658,970,762
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.56%, Class X (FGXXX)			5.6%	28,120,814	28,120,814	28,120,814
	Total Cash Equivalents			5.6%	28,120,814	28,120,814	28,120,814
	Total Investments (136.9%)					$680,699,211	$687,091,576
	Net unrealized depreciation on unfunded commitments (-0.1%)						(252,785)
	Liabilities in Excess of Other Assets (-36.8%)						$(184,844,163)
	Net Assets (100.0%)						$501,994,628

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
Non-income producing.

(3)
Except for the Level 1 investment, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities was $45,625,957, or 6.4% of the Company’s total assets.

(5)
Loan was on non-accrual status as of June 30, 2026.

(6)
Fair value of the EagleRock Land LLC Class A Units held by the Company is based on the market price of the issuer's stock as of June 30, 2026. Such units are considered to be a Level 1 security within the Fair Value Hierarchy.

(7)
The EagleRock LLC Class A Units are subject to a contractual sale restriction. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

(8)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2026, $50,372,640 or 7.1% of the Company’s total assets were represented by “non-qualifying assets.”

(9)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and June 30, 2026 along with transactions during the period ended June 30, 2026 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2026	Interest/Dividend/ Other income
EagleRock Land LLC Class A Units	$—	$135,535	$—	$—	$40,474,852	$40,610,387	$—
HydroSource Holdings, LLC Warrant,expires 4/30/2036	28,719,739	—	(357,421)	17,086,430	(45,130,072)	318,676	—
HydroSource Logistics, LLC 3rd Amendment Term Loan	40,240,512	—	(38,923,804)	609,115	(1,925,823)	—	2,586,384
HydroSource Logistics, LLC 5th Amendment Term Loan - 12.74%	—	9,705,197	—	—	57,056	9,762,253	319,369
HydroSource Logistics, LLC Revolver	2,657,450	—	(2,657,450)	—	—	—	159,289
HydroSource Logistics, LLC Term Loan	25,401,878	—	(24,908,179)	228,379	(722,078)	—	1,604,370
HydroSource Midstream, LLC Bridge Term Loan - 14.43%	—	1,328,622	—	—	18,067	1,346,689	33,726
HydroSource Midstream, LLC Delayed Draw Term Loan - 14.91%	—	3,008,670	—	—	(76,362)	2,932,308	60,742
HydroSource Midstream, LLC Revolver - 14.43%	—	407,265	—	—	(15,883)	391,382	10,936
HydroSource Midstream, LLC Term Loan - 14.93%	—	17,502,202	—	—	(128,818)	17,373,384	449,129
Total Non-Controlled Affiliated Investments	$97,019,579	$32,087,491	$(66,846,854)	$17,923,924	$(7,449,061)	$72,735,079	$5,223,945

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown, the amortization of premium and transfers to Perpetual Fund (as defined in Note 1).

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $263,453,658 and $174,004,945, respectively, for the period ended June 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2026

	As of June 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $620,491 and $1,231,779, respectively)	$586,236	$1,209,788
Non-controlled affiliated investments (amortized cost of $32,087 and $0, respectively)	72,735	—
Cash and cash equivalents	28,455	52,311
Interfund receivable for investments transferred	12,003	—
Interfund receivable for cash transferred	5,433	—
Interest income receivable	3,242	4,870
Receivable for investment sold	719	155
Due from adviser	—	106
Deferred financing costs	1,102	595
Prepaid and other assets	448	75
Total Assets	$710,373	$1,267,900
Liabilities
Term loan (net of $1,102 and $563 of deferred financing costs, respectively)	$148,898	$324,437
Incentive fee payable	25,568	37,358
Interfund payable for cash transferred	14,768	—
Revolving credit facilities payable	7,149	76,700
Interfund payable for investments transferred	5,846	—
Interest and credit facility expense payable	3,166	4,289
Management fees payable	2,101	3,859
Unrealized depreciation on unfunded commitments	253	1,006
Directors' fees payable	101	—
Other accrued expenses and other liabilities	528	1,151
Total Liabilities	208,378	448,800
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (6,310,260 and 12,745,660 units issued and outstanding, respectively)	631,026	1,274,566
Common Unitholders’ undrawn commitment: (6,310,260 and 12,745,660 units issued and outstanding, respectively)	(120,865)	(384,504)
Common Unitholders’ return of capital	(4,817)	(9,729)
Common Unitholders’ offering costs	(172)	(347)
Common Unitholders’ capital	505,172	879,986
Accumulated overdistributed earnings	(3,177)	(60,886)
Total Members’ Capital	501,995	819,100
Total Liabilities and Members’ Capital	$710,373	$1,267,900
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$98.71	$94.43

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$14,665	$37,485	$49,155	$67,664
Interest income paid-in-kind	1,646	4,277	4,316	8,342
Other fee income	400	105	489	216
Non-controlled affiliated investments:
Interest income	4,775	—	4,775	—
Interest income paid-in-kind	449	—	449	—
Total investment income	21,935	41,867	59,184	76,222
Expenses
Interest and credit facility expenses	3,337	10,506	10,695	19,319
Incentive fees	5,194	1,488	8,988	4,119
Management fees	2,101	3,947	6,126	7,177
Administrative fees	187	273	464	521
Professional fees	141	203	239	276
Directors’ fees	89	67	146	119
Other expenses	83	112	304	246
Total expenses	11,132	16,596	26,962	31,777
Net investment income	10,803	25,271	32,222	44,445
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	(29,194)	(75)	(29,127)	(75)
Non-controlled affiliated investments	17,924	—	17,924	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	36,618	(16,767)	36,629	(21,029)
Non-controlled affiliated investments	(7,449)	—	(7,449)	—
Net realized and unrealized gain (loss) on investments	17,899	(16,842)	17,977	(21,104)
Net increase in Members’ Capital from operations	$28,702	$8,429	$50,199	$23,341
Basic and diluted:
Income per unit	$4.55	$0.66	$5.27	$1.83
Weighted Average Units Outstanding	6,310,260	12,745,660	9,527,960	12,745,660

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2026	$879,986	$(60,886)	$819,100
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	21,419	21,419
Net realized gain on investments	—	67	67
Net change in unrealized appreciation/(depreciation) on investments	—	11	11
Distributions to Members from:
Distributable earnings	—	(25,000)	(25,000)
Total Decrease in Members’ Capital for the three months ended March 31, 2026	—	(3,503)	(3,503)
Members’ Capital at March 31, 2026	879,986	(64,389)	815,597
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	10,803	10,803
Net realized gain on investments	—	(11,270)	(11,270)
Net change in unrealized appreciation/(depreciation) on investments	—	29,169	29,169
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	69,500	—	69,500
Transfer of net assets to Perpetual Fund pursuant to Exchange Offer on April 1, 2026	(444,314)	32,510	(411,804)
Total (Decrease) Increase in Members’ Capital for the three months ended June 30, 2026	(374,814)	61,212	(313,602)
Members’ Capital at June 30, 2026	$505,172	$(3,177)	$501,995

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

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$50,199	$23,341
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(258,689)	(431,989)
Interest income paid-in-kind	(4,765)	(8,342)
Proceeds from sales and paydowns of investments	174,005	121,706
Net realized (gain) loss on investments	11,203	75
Change in net unrealized (appreciation)/depreciation on investments	(29,180)	21,029
Amortization of premium and accretion of discount, net	(3,569)	(3,703)
Amortization of deferred financing costs	329	1,655
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(1,769)	(1,308)
(Increase) decrease in receivable for investment sold	(564)	(46)
(Increase) decrease in due from Advisor	52	—
(Increase) decrease in interfund receivable for investments transferred	(12,003)	—
(Increase) decrease in interfund receivable for cash transferred	(5,433)	—
(Increase) decrease in prepaid and other assets	(477)	73
Increase (decrease) in incentive fee payable	8,988	4,119
Increase (decrease) in management fees payable	274	977
Increase (decrease) in interest and credit facility expense payable	(1,123)	542
Increase (decrease) in interfund payable for investments transferred	5,846	—
Increase (decrease) in directors’ fees payable	128	99
Increase (decrease) in other accrued expenses and other liabilities	(399)	(378)
Net cash used in operating activities	(66,947)	(272,150)
Cash Flows from Financing Activities
Contribution from Members	69,500	239,000
Distributions to Members from distributable earnings	(25,000)	(50,000)
Deferred financing costs paid	(1,839)	(182)
Net cash transferred in Exchange Offer	(17,370)	—
Proceeds from credit facilities	274,300	276,200
Repayment of credit facilities	(256,500)	(237,000)
Net cash provided by financing activities	43,091	228,018
Net decrease in cash and cash equivalents	(23,856)	(44,132)
Cash and cash equivalents, beginning of period	52,311	92,946
Cash and cash equivalents, end of period	$28,455	$48,814
Supplemental and non-cash financing activities
Interest expense paid	$11,033	$16,225
Payable for cash transferred pursuant to Exchange Offer	$(14,768)	$—
Non-cash purchases of investments due to reorganization	$(22,836)	$—
Non-cash sales of investments due to reorganization	$22,836	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

On July 22, 2021, the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also filed an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and made such an election beginning with the taxable year ending December 31, 2022. The Company is required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

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

On April 28, 2026, the Company formed a wholly-owned subsidiary, TCW DL HDR MID LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of the Company. As of June 30, 2026, the Company has four wholly-owned subsidiaries, each a single member Delaware limited liability company.

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

June 30, 2026

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

Commitment Period: The Commitment Period commenced on the Initial Closing Date, the day on which the Company completed the first closing of the sale of its Units to persons not affiliated with the Adviser and ended on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within TCW's Private Credit Group (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of June 30, 2026, the Company has sold 6,310,260 Units for an aggregate offering price of $631,026. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of June 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$631,026	$120,865	80.8%	6,310,260

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

The Recallable Amount as of June 30, 2026 was $4,817.

On January 14, 2026, as amended on February 20, 2026, March 9, 2026, and March 24, 2026, the Company filed a Schedule TO (the “Schedule TO”) with the SEC relating to an offer to exchange outstanding Units for an equivalent number of limited liability company units of TCW Specialty Lending LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Perpetual Fund”, and such exchange, the “Exchange Offer”). The Exchange Offer resulted in the transfer of approximately 50% of the Company's assets, liabilities and related interests attributable to the exchanged Units to the Perpetual Fund and the Perpetual Fund splitting off and operating as a stand-alone company. The Perpetual Fund operates as a closed-end, non-diversified management investment company regulated as a business development company under the Investment Company Act of 1940.

On April 1, 2026, the Company completed the Exchange Offer pursuant to which holders of the Company’s outstanding Units were permitted to exchange all or a portion of their Units for an equivalent number of limited liability company units of the Perpetual Fund. In accordance with the terms of the Exchange Offer, 6,435,400 Units were validly tendered and accepted for exchange, representing approximately 50.49% of the Company’s outstanding Units.

In connection with the completion of the Exchange Offer, the Company transferred to the Perpetual Fund a pro rata share of all of the assets, liabilities and related interests held by the Company immediately prior to the completion of the Exchange Offer, in proportion to the number of Units validly tendered and accepted for exchange, and tendering holders received an equivalent number of Perpetual Fund units in exchange for the accepted Units. Units accepted for exchange in the Exchange Offer were canceled upon settlement. The Company has an interfund receivable from Perpetual Fund for cash and investments transferred of $5,433 and $12,003, respectively, and an interfund payable to Perpetual Fund for cash and investments transferred of $14,748 and $5,846, respectively, in connection with cash and investments transferred between the companies during and after the Exchange Offer.

The Company accounted for the Exchange Offer as a non pro rata split-off under the guidance in ASC 845, Nonmonetary Transactions, under the relevant guidance pertaining to nonreciprocal transfer to owners. Management evaluated the transaction under the applicable guidance for investment companies and nonreciprocal transfers and concluded that the transfer resulted in a disposition of the transferred investments for financial reporting purposes. Accordingly, the Company derecognized the transferred investments and recognized realized gains and losses equal to the difference between the investments' fair values immediately prior to the transfer and their original cost basis. The net realized loss recognized as a result of the transaction was $11,605 and is included in net realized gain (loss) on investments within the Company’s Consolidated Statement of Operations. The net realized loss was allocated to the investors that transferred to Perpetual Fund on the exchange date of April 1, 2026. The Company retained the investments and net assets associated with the unitholders that elected to remain invested in the Company.

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

June 30, 2026

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, PIK interest income earned was $2,095 and $4,765, respectively, representing 9.6% and 8.1%, respectively, of investment income. For the three and six months ended June 30, 2025, PIK interest income earned was $4,277 and $8,342, respectively, representing 10.2% and 10.9%, respectively, of investment income.

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

June 30, 2026

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $718 in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2026. Since inception, the Company has incurred $172 in offering costs, all of which were charged to Members’ Capital as of December 31, 2024.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2026, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

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

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$613,345	$613,345
Equity	40,610	—	5,016	45,626
Cash equivalents	28,121	—	—	28,121
Total	$68,731	$—	$618,361	$687,092

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,169,913	$1,169,913
Equity	—	—	39,875	39,875
Cash equivalents	41,045	—	—	41,045
Total	$41,045	$—	$1,209,788	$1,250,833

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2026:

	Debt	Equity	Total
Balance, April 1, 2026	$1,263,318	$46,335	$1,309,653
Purchases	52,814	—	52,814
Sales and paydowns of investments	(60,950)	(782)	(61,732)
Investments transferred pursuant to Exchange Offer	(637,861)	(23,395)	(661,256)
Amortization of premium and accretion of discount, net	1,485	—	1,485
Net realized (loss) gain	(25,828)	14,558	(11,270)
Net change in unrealized appreciation/(depreciation)	20,367	(31,700)	(11,333)
Balance, June 30, 2026	$613,345	$5,016	$618,361
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$22,393	$2,778	$25,171

	Debt	Equity	Total
Balance, January 1, 2026	$1,169,913	$39,875	$1,209,788
Purchases, including payments received in-kind	285,933	357	286,290
Sales and paydowns of investments	(195,837)	(1,139)	(196,976)
Investments transferred pursuant to Exchange Offer	(637,861)	(23,395)	(661,256)
Amortization of premium and accretion of discount, net	3,569	—	3,569
Net realized gain	(25,761)	14,558	(11,203)
Net change in unrealized appreciation/(depreciation)	13,389	(25,240)	(11,851)
Balance, June 30, 2026	$613,345	$5,016	$618,361
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$15,799	$3,944	$19,743

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

The Company did not have any transfers between levels during the three and six months ended June 30, 2026 and 2025.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$549,523	Income Method	Discount Rate	9.2% to 32.0%	12.2%	Decrease
Debt	$57,153	Market Method	EBITDA Multiple	5.0x to 7.5x	5.8x	Increase
Debt	$6,669	Income Method	Discount Rate	14.1% to 17.5%	15.8%	Decrease
		Market Method	EBITDA Multiple	3.1x to 4.1x	3.6x	Increase
Equity	$4,546	Market Method	EBITDA Multiple	4.6x to 7.0x	5.1x	Increase
Equity	$150	Market Method	Revenue Multiple	1.2x to 1.4x	1.3x	Increase
Equity	$320	Market Method	EBITDA Multiple	4.5x to 5.5x	5.0x	Increase
		Income Method	Implied Volatility	45.0% to 55.0%	50.0%	Decrease
		Income Method	Expected Term (in years)	4.5 to 5.5	5.0	Decrease

* Weighted based on fair value

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

During the six months ended June 30, 2026, one debt investment with a fair value of $24,069 transitioned from a market approach valuation model to a yield analysis valuation model and one debt investment with a fair value of $8,399 transitioned from a yield analysis and market approach valuation model to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

As of June 30, 2026, the Company has one equity investment with a fair value of $40,610 which is subject to a contractual sale restriction. The equity investment is subject to both a standard initial public offering lock-up period of six months which expires on November 9, 2026 (the “Standard Lock-up Period”) as well as a special lock-up period of 18 months which expires on November 13, 2027 (the “Special Lock-up Period”). Between the Standard Lock-up Period and Special Lock-up Period, the Company can initiate a secondary transaction; however, the Company does not have the ability to freely trade the equity investment with no restrictions until the end of the Special Lock-up Period unless consent is obtained from the issuer. In accordance with ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, as the restrictions are specific to a contract that the Company is party to and not to all market participants, the restrictions are not taken into account into the measurement of the equity investment’s fair value.

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

June 30, 2026

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

For the three and six months ended June 30, 2026, Management Fees incurred were $2,101 and $6,126, respectively, and $2,101 remained payable as of June 30, 2026. For the three and six months ended June 30, 2025, Management Fees incurred were $3,947 and $7,177, respectively, and $3,947 remained payable as of June 30, 2025.

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

June 30, 2026

4.
Agreements and Related Party Transactions (Continued)

For the three and six months ended June 30, 2026, Incentive Fees incurred were $5,194 and $8,988, respectively. For the three and six months ended June 30, 2025, Incentive Fees incurred were $1,488 and $4,119, respectively. The Company has not made any incentive fee payments to the Adviser and as of June 30, 2026 and December 31, 2025, the Company's incentive fee payable to the Advisor was $25,568 and $37,358, respectively.

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026 and December 31, 2025:

			June 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,550	$16	$6,195	$46
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	3,290	21	—	—
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	3,209	21	—	—
CF Newco, Inc.	Revolver	December 2029	1,394	3	2,815	—
Cinelease, LLC	ABL Term Loan	July 2030	1,498	58	6,152	185
Comprehensive Logistics Co., LLC	Revolver	March 2026	—	—	4,556	59
CSAT Holdings LLC	Revolver	June 2028	—	—	1,311	1
D&D Buyer, LLC	Revolver	October 2029	2,371	—	1,916	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	2,970	—	—	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	—	—	11,607	429
Five Star Buyer, Inc.	Revolver	February 2028	751	48	1,517	100
Great Kitchens Food Company, Inc.	Revolver	May 2029	—	—	6,902	—
Helix Sleep, Inc.	Revolver	November 2030	945	7	1,908	23
Hoffmaster Group, Inc.	Revolver	February 2028	1,037	7	2,096	16
HOP Energy, LLC	Delayed Draw Term Loan D	August 2026	734	11	—	—
HydroSource Logistics, LLC	Revolver	April 2029	—	—	190	—
HydroSource Midstream, LLC	Revolver	April 2031	950	37	—	—
Pallet Logistics of America, LLC	Revolver	November 2029	562	22	1,589	51
Red Robin International, Inc.	Revolver	September 2027	239	—	1,240	9
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	1,503	—	3,035	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	1,307	—	3,959	—
Viva 5 Group, LLC	Revolver	May 2030	133	2	5,418	87
Total			$24,443	$253	$62,406	$1,006

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

5.
Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three and six months ended June 30, 2026 and 2025, was as follows (See Note 1):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Units at beginning of period	12,745,660	12,745,660	12,745,660	12,745,660
Units tendered and accepted for exchange in connection with the Exchange Offer (see Note 1)	(6,435,400)	—	(6,435,400)	—
Units issued and committed at end of period	6,310,260	12,745,660	6,310,260	12,745,660

No deemed distributions and contributions were processed during the three and six months ended June 30, 2026.

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2026, the Company was in compliance with such covenants.

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

June 30, 2026

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2026, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

7.
Credit Facilities (Continued)

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2026 and December 31, 2025 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – June 30, 2026	$—	$—	$—
Asset Based Credit Facility – June 30, 2026	$300,000	$157,149	$142,851
Subscription Based Credit Facility – December 31, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – December 31, 2025	$650,000	$361,200	$288,800
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of June 30, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $150,000 and $325,000, respectively, of Term Loans and $7,149 and $36,200, respectively of revolving credit lines.

Costs associated with the revolving credit lines are recorded as deferred financing costs on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan. The Company incurred $1,880 in financing costs related to Amendment No. 4.

As of June 30, 2026 and December 31, 2025, $1,102 and $595, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $1,102 and $563, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of June 30, 2026	As of December 31, 2025
Principal amount outstanding on Term Loan	$150,000	$325,000
Deferred financing costs	(1,102)	(563)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$148,898	$324,437

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2026 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$3,068	$9,382	$10,077	$16,912
Undrawn commitment fees	80	285	264	707
Administrative fees	12	25	25	45
Amortization of deferred financing costs	177	814	329	1,655
Total	$3,337	$10,506	$10,695	$19,319
Weighted average interest rate	5.75%	7.17%	5.87%	7.19%
Average outstanding balance	$210,961	$517,563	$341,318	$467,729

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

As of June 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$652,578	$1,272,824
Unrealized appreciation	$43,857	$38,544
Unrealized depreciation	$(37,465)	$(60,535)
Net unrealized appreciation/(depreciation) on investments	$6,392	$(21,991)

The Company's investment in HydroSource Holdings, LLC warrant is held through TCW DL HDR MID LLC, a wholly owned subsidiary of the Company. The fair value of such equity investment as of June 30, 2026 is net of a $112 deferred tax liability recorded by TCW DL HDR MID LLC. TCW DL HDR MID LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

10.
Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2026 and 2025 is presented below.

	For the six months ended June 30,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$94.43	$96.87
Income from Investment Operations:
Net investment income(2)	3.39	3.49
Net realized and unrealized gain (loss)(2)	2.85	(1.66)
Total income from investment operations	6.24	1.83
Less Distributions:
From net investment income(3)	(1.96)	(3.92)
Total distributions	(1.96)	(3.92)
Net Asset Value Per Unit (accrual base), End of Period	$98.71	$94.78
Unitholder Total Return(4)(5)	7.33%	3.30%
Unitholder IRR before incentive fee(6)	16.07%	13.52%
Unitholder IRR(6)	13.99%	11.66%
Ratios and Supplemental Data:
Members’ Capital, end of period	$501,995	$823,570
Units outstanding, end of period	6,310,260	12,745,660
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(7)	8.14%	9.52%
Ratio of financing cost to average net assets(5)	1.60%	2.87%
Ratio of net investment income to average net assets(7)	9.73%	13.31%
Ratio of incentive fees to average net assets(8)	2.71%	1.23%
Credit facility payable	157,149	439,200
Asset coverage ratio	4.19	2.88
Portfolio turnover rate(5)	17.33%	11.02%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of June 30, 2026 and 2025, unless otherwise noted.
(2)
For the six months ended June 30, 2026, net investment income and net realized and unrealized gain (loss) amounts per unit were calculated based on the 12,745,660 units outstanding during the three months ended March 31, 2026 and 6,310,260 units outstanding during the three months ended June 30, 2026, respectively.
(3)
Distributions per unit was calculated based on the 12,745,660 outstanding units at the time of distribution.
(4)
The Total Return for the six months ended June 30, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(5)
Not annualized.
(6)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 16.07%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 13.99% through June 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(7)
Annualized except for organizational costs.
(8)
Annualized.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On August 12, 2026, the Company's Board renewed the Advisory Agreement for an additional one-year term until September 15, 2027.

On August 12, 2026, the Company's Board renewed the Administration Agreement for an additional one-year term until September 15, 2027.

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
•
risks associated with payment-in-kind (“PIK”) interest and private credit;
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
•
the ability of the Adviser to monitor and administer our investments;
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

As of June 30, 2026, we have sold 6,310,260 Units for an aggregate offering price of $0.6 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

Our Commitment Period commenced on the Initial Closing Date and ended on February 1, 2026, which is the later of (a) January 21, 2026, four years from the Initial Closing Date and (b) February 1, 2026, four years from the date in which the Company first completed an investment. However, the Commitment Period is subject to termination upon the occurrence of a Key Person Event defined as follows: A “Key Person Event” will occur if, during the Commitment Period, (i) Richard T. Miller and one or more Suzanne Grosso, Mark Gertzof and David Wang (each of such four Persons, a “Key Person” and collectively, the “Key Persons”) fail to devote substantially all (i.e. more than 85%) of his or her business time to the investment activities of the Company, the prior funds, any successor funds and any fund(s) managed by the Adviser or an affiliate of the Adviser that are managed within TCW's Private Credit Group (the “Private Credit Group”) (together, the “Related Entities”); or (ii) Ms. Grosso, Mr. Gertzof and Mr. Wang all fail to devote substantially all of their business time to the investment activities of the Company and the Related Entities, in each case other than as a result of a temporary disability; provided that if a replacement has been approved as described in the paragraphs below, such replacement shall be specifically designated to take the place of one of the above-named individuals and the definition “Key Person Event” will be amended to take into account such successor.

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

On January 14, 2026, as amended on February 20, 2026, March 9, 2026, and March 24, 2026, we filed a Schedule TO (the “Schedule TO”) with the SEC relating to an offer to exchange outstanding Units for an equivalent number of limited liability company units of TCW Specialty Lending LLC, a Delaware limited liability company and wholly owned subsidiary of ours (the “Perpetual Fund”, and such exchange, the “Exchange Offer”) The Exchange Offer resulted in the transfer of approximately 50% of our assets, liabilities and related interests attributable to the exchanged Units to the Perpetual Fund and the Perpetual Fund splitting off and operating as a stand-alone company. The Perpetual Fund operates as a closed-end, non-diversified management investment company regulated as a business development company under the Investment Company Act of 1940.

On April 1, 2026, we completed the Exchange Offer pursuant to which holders of our outstanding Units were permitted to exchange all or a portion of their Units for an equivalent number of limited liability company units of the Perpetual Fund. In accordance with the terms of the Exchange Offer, 6,435,400 Units were validly tendered and accepted for exchange, representing approximately 50.49% of our outstanding Units.

In connection with the completion of the Exchange Offer, we transferred to the Perpetual Fund a pro rata share of all of the assets, liabilities and related interests held by us immediately prior to the completion of the Exchange Offer, in proportion to the number of Units validly tendered and accepted for exchange, and tendering holders received an equivalent number of Perpetual Fund units in exchange for the accepted Units. Units accepted for exchange in the Exchange Offer were canceled upon settlement.

On April 1, 2026, in connection with the completion of the Exchange Offer, we entered into Amendment No. 5 to the LLC Agreement (the “LLCA Amendment No. 5”). LLCA Amendment No. 5, among other things, revised Article 14 of our limited liability company agreement with respect to the “publicly offered security” exception under the Plan Asset Regulation for purposes of ERISA and Section 4975 of the Code, and as an additional protective measure, monitoring benefit plan investor ownership; required us to provide certain certifications and notices to ERISA Members; authorized the Board to interpret Article 14 consistent with that reliance; and revised the circumstances in which an ERISA Member may elect, or be required, to withdraw from the Company.

We commenced operations during the first quarter of fiscal year 2022.

On April 28, 2026 we formed a wholly-owned subsidiary, TCW DL HDR MID LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of ours. As of June 30, 2026, we have four wholly-owned subsidiaries, each a single member Delaware limited liability company.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $0 was expensed during the three and six months ended June 30, 2026. Since inception, we have incurred $0.2 million of offering costs all of which were charged directly to Members’ Capital as of December 31, 2024.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, PIK interest income earned was $2.1 million and $4.8 million, respectively, representing 9.6% and 8.1%, respectively, of investment income. For the three and six months ended June 30, 2025, PIK interest income earned was $4.3 million and $8.3 million, respectively, representing 10.2% and 10.9%, respectively, of investment income.

Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time we fund an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

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

Investment Activity

As of June 30, 2026, our portfolio consisted of 59 debt investments and five equity investments. Based on fair values as of June 30, 2026, our portfolio was 93.1% invested in debt investments which were all senior secured term loans and revolving loans and 6.9% invested in equity investments which were common units and warrants. Debt investments in one portfolio company were on non-accrual status as of June 30, 2026, representing 1.1% and 3.0% of our portfolio's fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2026:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	10%
Personal Care Products	8%
Energy Equipment & Services	8%
Specialty Retail	7%
Containers & Packaging	7%
Commercial Services & Supplies	7%
Food Products	5%
Building Products	5%
Oil, Gas & Consumable Fuels	4%
Leisure Products	4%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Automobile Components	3%
Information Technology Services	3%
Ground Transportation	3%
Software	3%
Household Durables	2%
Professional Services	2%
Machinery	2%
Construction & Engineering	2%
Paper & Forest Products	2%
Transportation Infrastructure	2%
Trading Companies & Distributors	1%
Consumer Durables & Apparel	1%
Consumer Discretionary Textiles, Apparel & Luxury Goods	1%
Total	100%

Interest income including interest income paid-in-kind, was $21.5 million and $41.8 million for the three months ended June 30, 2026 and 2025, respectively.

Interest income including interest income paid-in-kind, was $58.7 million and $76.0 million for the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total investment income	$21,935	$41,867	$59,184	$76,222
Total expenses	11,132	16,596	26,962	31,777
Net investment income	10,803	25,271	32,222	44,445
Net realized gain (loss) on investments	(11,270)	(75)	(11,203)	(75)
Net change in unrealized appreciation/(depreciation) on investments	29,169	(16,767)	29,180	(21,029)
Net increase in Members’ Capital from operations	$28,702	$8,429	$50,199	$23,341

Total investment income

Total investment income for the three months ended June 30, 2026 and 2025 was $21.9 million and $41.9 million, respectively, and included other fee income of $0.4 million and $0.1 million, respectively. Total investment income for the six months ended June 30, 2026 and 2025 was $59.2 million and $76.2 million, respectively, and included other fee income of $0.5 million and $0.2 million, respectively. The decrease in total investment income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was due to the transfer of a portion of our investments to Perpetual Fund in accordance with the terms of the Exchange Offer which decreased the par value of the debt investments in our portfolio to $655.3 million as of June 30, 2026 compared to $1.3 billion as of June 30, 2025.

Total Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Expenses
Interest and credit facility expenses	$3,337	$10,506	$10,695	$19,319
Incentive fees	5,194	1,488	8,988	4,119
Management fees	2,101	3,947	6,126	7,177
Administrative fees	187	273	464	521
Professional fees	141	203	239	276
Directors’ fees	89	67	146	119
Other expenses	83	112	304	246
Total expenses	$11,132	$16,596	$26,962	$31,777

Our total expenses for the three months ended June 30, 2026 and 2025 were $11.1 million and $16.6 million, respectively. Our total expenses include incentive fees of $5.2 million and $1.5 million; and management fees attributed to the Adviser of $2.1 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively.

Our total expenses for the six months ended June 30, 2026 and 2025 were $27.0 million and $31.8 million, respectively. Our total expenses include incentive fees of $9.0 million and $4.1 million; and management fees attributed to the Adviser of $6.1 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively.

Total expenses decreased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 to a decrease in interest and credit facility expenses and management fees. Interest and credit facility expenses decreased primarily due to a decrease in our average outstanding principal balance which decreased due to the transfer of debt to Perpetual Fund pursuant to the terms of the Exchange Offer coupled with a decrease to the weighted average interest rate during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Management fees also decreased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 due to a decrease in the investment cost basis for which management fees are based caused by the transfer of investments to Perpetual Fund. The decreases to interest and credit facility expenses and management fees were partially offset by an increase to incentive fees which increased due to net realized and unrealized gains during the three and six months ended June 30, 2026 compared to net realized and unrealized losses during the three and six months ended June 30, 2025.

Net investment income

Net investment income for the three months ended June 30, 2026 and 2025 was $10.8 million and $25.3 million, respectively. Net investment income for the six months ended June 30, 2026 and 2025 was $32.2 million and $44.4 million, respectively. The decrease in our net investment income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to the decrease in investment income partially offset by a decrease to expenses, as described above.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2026 and 2025 was $29.2 million and ($16.8) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
EagleRock Land LLC**	Class A Units	$40,475
Investments transferred pursuant to Exchange Offer***	Various	11,605
Connect America.com, LLC	Last Out Term Loan	(423)	*
HOP Energy, LLC	Term Loan	(503)
Cinelease, LLC	Warrant, expires 7/31/35	(576)
Comprehensive Logistics Co., LLC	Term Loan	(597)
Fenix Intermediate LLC	Term Loan B	(620)
Cinelease, LLC	ABL Term Loan	(626)
Signature Brands, LLC	Term Loan	(697)
Mark Andy, Inc.	Term Loan	(1,060)
HydroSource Logistics, LLC**	Warrant, expires 4/4/34	(16,754)	*
All others	Various	(1,055)
Net change in unrealized appreciation/(depreciation)		$29,169

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended June 30, 2026 as realized gains/(losses) and/or accelerated original issue discount.

**The HydroSource Logistics, LLC warrants were converted into EagleRock Land LLC Class A Units at their cost basis.

***Includes reversal of previously recognized unrealized (depreciation)/appreciation. During the three months ended June 30, 2026 we recognized a realized loss of $11.6 million on the investments transferred as part of the Exchange Offer. This loss was only incurred by the investors that transferred to Perpetual Fund on the exchange date of April 1, 2026.

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

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2026 and 2025 was $29.2 million and ($21.0) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
EagleRock Land LLC**	Class A Units	$40,475
Investments transferred pursuant to Exchange Offer***	Various	11,605
HydroSource Logistics, LLC	3rd Amendment Term Loan	(708)
The HC Companies, Inc.	Term Loan	(730)
HOP Energy, LLC	Term Loan	(737)
Fenix Intermediate LLC	Term Loan B	(1,074)
Signature Brands, LLC	Term Loan	(1,150)
Connect America.com, LLC	Last Out Term Loan	(2,029)
Mark Andy, Inc.	Term Loan	(3,991)
HydroSource Logistics, LLC**	Warrant, expires 4/4/34	(11,276)	*
All others	Various	(1,205)
Net change in unrealized appreciation/(depreciation)		$29,180

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the six months ended June 30, 2026 as realized gains/(losses) and/or accelerated original issue discount.

**The HydroSource Logistics, LLC warrants were converted into EagleRock Land LLC Class A Units at their cost basis.

***Includes reversal of previously recognized unrealized (depreciation)/appreciation. During the six months ended June 30, 2026 we recognized a realized loss of $11.6 million on the investments transferred as part of the Exchange Offer. This loss was only incurred by the investors that transferred to Perpetual Fund on the exchange date of April 1, 2026.

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

Net realized gain/(loss) on investments

During the three months ended June 30, 2026 and 2025 we recognized ($11.3) million and ($0.1) million, respectively, in realized gains/(losses) on investments. During the six months ended June 30, 2026 and 2025 we recognized $(11.2) million and ($0.1) million, respectively, in realized gains/(losses) on investments. Our net realized loss during the three months ended June 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Investments transferred pursuant to Exchange Offer**	Various	$(11,605)
CSAT Investment Holdings LLC	Warrant, expires 3/1/32	394
ADAN-B LLC (24 Hour Fitness)	Term Loan	23
Connect America.com, LLC	Last Out Term Loan	(36)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	(41)	*
All others	Various	(5)
Net realized loss		$(11,270)

*A portion of the HydroSource Logistics, LLC warrants was relinquished as part of the equity restructuring ahead of the EagleRock Land LLC initial public offering.

**During the three months ended June 30, 2026, we recognized a realized loss of $11.6 million on the investments transferred as part of the Exchange Offer. This loss was only incurred by the investors that transferred to Perpetual Fund on the exchange date of April 1, 2026.

Our net realized loss during the six months ended June 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Investments transferred pursuant to Exchange Offer**	Various	$(11,605)
CSAT Investment Holdings LLC	Warrant, expires 3/1/32	394
Eastern Metal Supply Borrower, LLC	Term Loan	66
ADAN-B LLC (24 Hour Fitness)	Term Loan	23
Connect America.com, LLC	Last Out Term Loan	(36)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	(41)	*
All others	Various	(4)
Net realized loss		$(11,203)

*A portion of the HydroSource Logistics, LLC warrants was relinquished as part of the equity restructuring ahead of the EagleRock Land LLC initial public offering.

**During the six months ended June 30, 2026, we recognized a realized loss of $11.6 million on the investments transferred as part of the Exchange Offer. This loss was only incurred by the investors that transferred to Perpetual Fund on the exchange date of April 1, 2026.

Our net realized loss during the three and six months ended June 30, 2025 was primarily due to the partial disposition of the HydroSource Logistics, LLC term loan.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended June 30, 2026 and 2025 was $28.7 million and $8.4 million, respectively.

Our net increase in Members’ Capital from operations during the six months ended June 30, 2026 and 2025 was $50.2 million and $23.3 million, respectively.

The relative increase in Net increase in Members' Capital from operations during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily attributable to net realized and unrealized gains on investments during the three and six months ended June 30, 2026 compared to net realized and unrealized losses on investments during the three and six months ended June 30, 2025 partially offset by decreases in net investment income described above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026, we have sold 6,310,260 Units for an aggregate offering price of $0.6 billion. We commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of June 30, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Commitments	$631,026	$1,274,566
Undrawn commitments	$120,865	$384,504
Percentage of commitments funded	80.8%	69.8%
Units	6,310,260	12,745,660

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2026, we were in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of June 30, 2026, the Borrower was in compliance with such covenants.

On August 11, 2023, we amended the Asset Based Credit Facility and entered into the Amendment No. 1 to Credit and Security Agreement ("Amendment No. 1"). Amendment No. 1 increased the Asset Based Credit Facility Maximum Commitment from $250.0 million to $400.0 million which is comprised of $200.0 million each of the revolving loan and term loan commitments, respectively. In addition, the term SOFR Adjustment has been deleted and the Facility Margin Level shall be 2.90% per annum.

On February 2, 2024, we amended the Asset Based Credit Facility and entered into the Amendment No. 2 to Credit and Security Agreement ("Amendment No. 2"). Amendment No. 2 increased the Asset Based Credit Facility Maximum Commitment from $400.0 million to $800.0 million which is comprised of $400.0 million each of the revolving loan and term loan commitments, respectively.

On August 22, 2025, we amended the Asset Based Credit Facility and entered into the Amendment No. 3 to Credit and Security Agreement ("Amendment No. 3"). Amendment No. 3 decreased the Asset Based Credit Facility Maximum Commitment from $800.0 million to $650.0 million which is comprised of $325.0 million each of the revolving loan and term loan commitments, respectively. In addition, Amendment No. 3 extended the maturity date from September 13, 2027 to April 28, 2028 and extended the period in which the Borrower may make borrowings of revolving loans from September 13, 2025 to April 30, 2026. Amendment No. 3 also decreased the facility margin from 2.90% to 2.25%.

On April 1, 2026, we amended the Asset Based Credit Facility and entered into Amendment No. 4 to the Credit and Security Agreement (“Amendment No. 4”). Amendment No. 4 decreased the Asset Based Credit Facility Maximum Commitment from $650.0 million to $300.0 million, which is comprised of $150.0 million each of the revolving loan and term loan commitments, respectively. In addition, Amendment No. 4 extended the maturity date from April 28, 2028 to April 1, 2030, and extended the period in which the Borrower may make borrowings of revolving loans from April 30, 2026 to April 1, 2028.

Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2026 and December 31, 2025 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – June 30, 2026	$—	$—	$—
Asset Based Credit Facility – June 30, 2026	$300,000	$157,149	$142,851
Subscription Based Credit Facility – December 31, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – December 31, 2025	$650,000	$361,200	$288,800
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of June 30, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $150.0 million and $325.0 million, respectively, of Term Loans and $7.1 million and $36.2 million, respectively of revolving credit lines.

Costs associated with the revolving credit lines are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on the our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan. We incurred $1.9 million in financing costs related to Amendment No. 4.

As of June 30, 2026 and December 31, 2025, $1.1 million and $0.6 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $1.1 million and $0.6 million, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and six months ended June 30, 2026 and 2025 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$3,068	$9,382	$10,077	$16,912
Undrawn commitment fees	80	285	264	707
Administrative fees	12	25	25	45
Amortization of deferred financing costs	177	814	329	1,655
Total	$3,337	$10,506	$10,695	$19,319
Weighted average interest rate	5.75%	7.17%	5.87%	7.19%
Average outstanding balance	$210,961	$517,563	$341,318	$467,729

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

			June 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,550	$16	$6,195	$46
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	3,290	21	—	—
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	3,209	21	—	—
CF Newco, Inc.	Revolver	December 2029	1,394	3	2,815	—
Cinelease, LLC	ABL Term Loan	July 2030	1,498	58	6,152	185
Comprehensive Logistics Co., LLC	Revolver	March 2026	—	—	4,556	59
CSAT Holdings LLC	Revolver	June 2028	—	—	1,311	1
D&D Buyer, LLC	Revolver	October 2029	2,371	—	1,916	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	2,970	—	—	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	—	—	11,607	429
Five Star Buyer, Inc.	Revolver	February 2028	751	48	1,517	100
Great Kitchens Food Company, Inc.	Revolver	May 2029	—	—	6,902	—
Helix Sleep, Inc.	Revolver	November 2030	945	7	1,908	23
Hoffmaster Group, Inc.	Revolver	February 2028	1,037	7	2,096	16
HOP Energy, LLC	Delayed Draw Term Loan D	August 2026	734	11	—	—
HydroSource Logistics, LLC	Revolver	April 2029	—	—	190	—
HydroSource Midstream, LLC	Revolver	April 2031	950	37	—	—
Pallet Logistics of America, LLC	Revolver	November 2029	562	22	1,589	51
Red Robin International, Inc.	Revolver	September 2027	239	—	1,240	9
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	1,503	—	3,035	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	1,307	—	3,959	—
Viva 5 Group, LLC	Revolver	May 2030	133	2	5,418	87
Total			$24,443	$253	$62,406	$1,006

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

Interest Rate Risk. As of June 30, 2026, 99% of our debt investments bore interest based on floating rates, such as SOFR and Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$19,111	$4,780	$14,331
Up 200 basis points	12,741	3,187	9,554
Up 100 basis points	6,370	1,593	4,777
Down 100 basis points	(6,333)	(1,593)	(4,740)
Down 200 basis points	(11,618)	(3,187)	(8,431)
Down 300 basis points	(12,581)	(4,780)	(7,801)

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

10.9

Amendment No. 4 to Credit and Security Agreement, dated as of April 1, 2026, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 13, 2026).

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

TCW DIRECT LENDING VIII LLC
Date: August 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: August 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer