Form 10-Q
period 2026-09-30
TCW Direct Lending VIII LLC
filed 2026-11-13
CIK 1825265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2026 was 6,310,260.

TCW DIRECT LENDING VIII LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 11.08% (SOFR + 7.00%, 1.75% Floor)	1.7%	$14,524,107	03/28/29	$14,305,619	$8,569,223
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 11.08% (SOFR + 7.00%, 1.75% Floor)	0.1%	871,011	03/28/29	871,011	513,896
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.79% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	0.9%	4,331,828	12/08/30	4,354,122	4,256,888
				2.7%			19,530,752	13,340,007
Building Products
	Eastern Metal Supply Borrower, LLC	01/06/26	Term Loan - 10.07% (SOFR + 6.00%, 1.00% Floor)	6.0%	29,782,243	01/06/31	29,401,076	29,573,767
				6.0%			29,401,076	29,573,767
Commercial Services & Supplies
	Axvor Intermediate, LLC (DQS)	03/24/26	Term Loan - 10.15% (SOFR + 6.25%, 2.00% Floor)	5.3%	26,410,889	03/24/31	25,998,611	25,940,775
	Axvor Intermediate, LLC (DQS)	03/24/26	Delayed Draw Term Loan - 10.15% (SOFR + 6.25%, 2.00% Floor)	0.6%	3,201,320	03/24/31	3,201,320	3,144,336
	Power Acquisition LLC	01/22/25	Term Loan B - 10.73% (SOFR + 7.00%, 1.50% Floor)	3.4%	17,323,393	01/22/30	17,024,652	16,699,751
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.73% (SOFR + 7.00%, 1.50% Floor)	0.3%	1,348,830	01/22/30	1,330,910	1,300,272
				9.6%			47,555,493	47,085,134
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 11.00% (SOFR + 7.00%, 1.75% Floor)	0.8%	3,897,645	06/16/28	3,897,645	3,924,148
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.00% (SOFR + 7.00%, 1.75% Floor)	1.9%	9,441,730	06/16/28	9,322,037	9,505,934
				2.7%			13,219,682	13,430,082
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.26% (SOFR + 5.50%, 1.00% Floor)	1.7%	8,164,010	11/07/30	8,052,011	8,180,338
				1.7%			8,052,011	8,180,338
Consumer Durables & Apparel
	Hy Cite Enterprises, LLC	05/21/26	Term Loan - 12.00% (SOFR + 8.00%, 2.00% Floor)	1.8%	9,020,701	05/10/29	8,937,707	8,912,453
				1.8%			8,937,707	8,912,453
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.26% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	3.7%	19,613,293	08/01/28	19,435,155	17,708,842
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.26% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	2.1%	11,528,877	08/01/28	11,404,178	10,409,423
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 8.81% (SOFR + 5.00%, 2.00% Floor)	2.0%	10,026,623	05/24/28	9,995,988	9,967,466
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 8.81% (SOFR + 5.00%, 2.00% Floor)	1.8%	9,076,488	05/24/28	9,012,283	9,022,937
				9.6%			49,847,604	47,108,668

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.55% (SOFR + 6.50%, 1.75% Floor)	3.3%	$16,193,905	05/31/28	$16,052,528	$16,208,479
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	0.9%	4,190,284	05/04/28	4,121,142	4,190,284
	Signature Brands, LLC	05/02/25	9th Amendment Delayed Draw Term Loan A - 10.50% (SOFR + 6.50%, 1.75% Floor)	0.1%	468,768	05/04/28	468,768	468,768
	Signature Brands, LLC	05/05/23	Term Loan - 13.53% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	2.5%	19,084,981	05/04/28	18,961,213	12,042,623
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.53% (SOFR + 6.50%, 1.75% Floor)	0.2%	1,037,542	05/04/28	1,030,735	1,037,542
				7.0%			40,634,386	33,947,696
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.59% (SOFR + 6.25%, 2.00% Floor)	0.8%	4,068,457	09/11/28	4,068,457	4,068,457
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.59% (SOFR + 6.25%, 2.00% Floor)	2.7%	13,179,238	09/11/28	13,018,961	13,179,238
				3.5%			17,087,418	17,247,695
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 10.82% inc PIK (SOFR + 6.75%, 1.75% Floor, 1.00% PIK)	5.0%	26,679,180	10/11/29	26,424,384	24,678,241
				5.0%			26,424,384	24,678,241
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Term Loan - 9.82% (SOFR + 5.75%, 1.50% Floor)	4.9%	24,189,349	12/31/30	23,798,593	23,947,455
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Revolver - 9.82% (SOFR + 5.75%, 1.50% Floor)	0.2%	775,210	12/31/30	775,210	767,458
	CEC Entertainment, LLC	09/26/25	Term Loan - 10.07% (SOFR + 6.00%, 2.00% Floor)	4.4%	22,629,470	09/26/30	22,198,780	21,656,403
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.91% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	1.5%	9,859,323	02/23/28	9,747,346	7,295,899
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 13.22% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	351,199	02/23/28	351,199	259,887
	Red Robin International, Inc.	04/11/22	Revolver - 11.51% (SOFR + 7.50%, 1.00% Floor)	0.1%	426,371	09/03/27	426,371	426,371
	Red Robin International, Inc.	04/11/22	Term Loan - 11.57% (SOFR + 7.50%, 1.00% Floor)	0.6%	2,909,732	09/03/27	2,905,020	2,909,732
				11.8%			60,202,519	57,263,205
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 12.50% (SOFR + 8.50%, 1.00% Floor)	3.2%	15,581,602	09/30/27	15,564,279	15,581,602
				3.2%			15,564,279	15,581,602

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 11.34% (SOFR + 7.00%, 2.00% Floor)	3.8%	$18,555,847	05/09/27	$18,513,934	$18,503,890
				3.8%			18,513,934	18,503,890
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.26% (SOFR + 5.50%, 1.50% Floor)	5.9%	28,833,747	08/05/30	28,501,196	28,891,415
				5.9%			28,501,196	28,891,415
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.97% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	2.3%	13,753,488	06/16/28	13,644,064	11,044,051
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 11.34% (SOFR + 7.00%, 1.00% Floor)	1.3%	6,927,871	06/01/27	6,927,452	6,501,807
				3.6%			20,571,516	17,545,858
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.32% (SOFR + 6.25%, 2.00% Floor)	5.2%	25,908,067	03/14/30	25,505,825	25,493,538
				5.2%			25,505,825	25,493,538
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	04/27/25	Delayed Draw Term Loan B - 14.02% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	399,311	12/09/27	347,198	199,656
	HOP Energy, LLC(2)(5)	01/14/25	Term Loan C - 14.02% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.5%	2,747,375	12/09/27	2,353,086	2,575,939
	HOP Energy, LLC	04/01/26	Delayed Draw Term Loan D - 10.02% inc PIK (SOFR + 6.00%, 2.00% Floor, all PIK)	0.1%	744,088	12/09/27	744,088	732,852
	HydroSource Midstream, LLC(9)	04/30/26	Term Loan - 15.08% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	3.8%	18,801,358	04/30/31	18,237,320	18,406,529
	HydroSource Midstream, LLC(9)	04/30/26	Bridge Term Loan - 14.58% (SOFR + 10.50%, 2.50% Floor)	0.3%	1,357,550	04/30/31	1,346,131	1,402,349
	HydroSource Midstream, LLC(9)	04/30/26	Revolver - 14.58% (SOFR + 10.50%, 2.50% Floor)	0.1%	407,265	04/30/31	407,265	398,712
	HydroSource Midstream, LLC(9)	04/30/26	Delayed Draw Term Loan - 15.03% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	0.6%	3,172,674	04/30/31	3,126,857	3,106,048
				5.4%			26,561,945	26,822,085
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.73% (SOFR + 7.00%, 1.00% Floor)	0.2%	1,011,705	11/29/29	1,011,705	976,296
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.76% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	2.3%	11,827,435	11/22/29	11,651,983	11,413,475
				2.5%			12,663,688	12,389,771

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Personal Care Products
	The Vitamin Shoppe, LLC	03/23/26	Term Loan - 10.15% (SOFR + 6.25%, 2.00% Floor)	4.9%	$24,033,809	03/23/31	$23,603,675	$23,577,167
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.40% (SOFR + 6.50%, 2.25% Floor)	4.9%	24,386,271	05/21/30	23,937,342	24,142,408
	Viva 5 Group, LLC	05/21/25	Revolver - 10.40% (SOFR + 6.50%, 2.25% Floor)	0.6%	3,118,191	05/21/30	3,118,191	3,087,009
				10.4%			50,659,208	50,806,584
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.78% (SOFR + 6.88%, 1.50% Floor)	3.1%	15,064,655	12/21/27	15,009,462	15,064,655
				3.1%			15,009,462	15,064,655
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.84% (SOFR + 6.00%, 1.50% Floor)	2.2%	10,713,506	12/10/29	10,639,872	10,713,506
	CF Newco, Inc.	12/09/24	Revolver - 9.84% (SOFR + 6.00%, 1.50% Floor)	0.2%	750,504	12/10/29	750,504	750,504
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 10.09% (SOFR + 6.25%, 1.50% Floor)	1.0%	4,904,007	12/10/29	4,842,613	4,953,047
				3.4%			16,232,989	16,417,057
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 9.92% (SOFR + 5.75%, 2.00% Floor)	5.8%	28,428,081	10/04/29	28,183,630	28,689,619
	D&D Buyer, LLC	10/04/23	Revolver - 9.92% (SOFR + 5.75%, 2.00% Floor)	0.3%	1,659,767	10/04/29	1,659,767	1,659,767
	D&D Buyer, LLC	02/18/26	5th Amendment Delayed Draw Term Loan - 9.92% (SOFR + 5.75%, 2.00% Floor)	1.1%	5,537,202	10/04/29	5,527,550	5,537,202
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 11.00% (SOFR + 7.00%, 2.00% Floor)	3.1%	15,343,072	02/01/28	15,322,775	15,422,856
				10.3%			50,693,722	51,309,444
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.18% (SOFR + 7.50%, 2.50% Floor)	2.1%	10,803,002	07/31/30	10,487,428	10,219,640
				2.1%			10,487,428	10,219,640
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 9.90% (SOFR + 6.00%, 1.50% Floor)	0.0%	214,882	07/19/28	214,882	213,808
	CG Buyer, LLC	07/19/23	Term Loan - 9.90% (SOFR + 6.00%, 1.50% Floor)	2.0%	9,880,491	07/19/28	9,783,786	9,831,088
				2.0%			9,998,668	10,044,896
	Total Debt Investments			122.3%			621,856,892	599,857,721

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(2)(4)	12/08/25	Common Units	0.8%	18,873	$8,394,901	$3,714,158
				0.8%		8,394,901	3,714,158
Commercial Services & Supplies
	CSAT Investment Holdings LLC(2)(4)	03/05/25	Warrant, expires 03/01/32	0.0%	567,349	—	63,784
				0.0%		—	63,784
Energy Equipment & Services
	EagleRock Land LLC(2)(4)(6)(7)(8)(9)	05/15/26	Class A Units	8.1%	1,911,077	135,535	39,750,402
				8.1%		135,535	39,750,402
Oil, Gas & Consumable Fuels
	HydroSource Holdings, LLC(2)(4)(9)	04/30/26	Warrant, expires 04/30/36	0.3%	91	—	1,377,680
				0.3%		—	1,377,680
Trading Companies & Distributors
	Cinelease, LLC(2)(4)	08/07/25	Warrant, expires 07/31/35	0.0%	106,644	187,805	94,636
				0.0%		187,805	94,636
	Total Equity Investments			9.2%		8,718,241	45,000,660
	Total Debt & Equity Investments(3)			131.5%		630,575,133	644,858,381
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.76%, Class X (FGXXX)			4.2%	20,392,229	20,392,229	20,392,229
	Total Cash Equivalents			4.2%	20,392,229	20,392,229	20,392,229
	Total Investments (135.7%)					$650,967,362	$665,250,610
	Net unrealized depreciation on unfunded commitments (-0.1%)						(343,356)
	Liabilities in Excess of Other Assets (-35.6%)						$(174,388,982)
	Net Assets (100.0%)						$490,518,272

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

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities was $45,000,660, or 6.7% of the Company’s total assets.

(5)
Loan was on non-accrual status as of September 30, 2026.

(6)
Fair value of the EagleRock Land LLC Class A Units held by the Company is based on the market price of the issuer's stock as of September 30, 2026. Such units are considered to be a Level 1 security within the Fair Value Hierarchy.
(7)
The EagleRock LLC Class A Units are subject to a contractual sale restriction. See Note 3 “Investment Valuations and Fair Value Measurements.”

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

(8)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2026, $39,750,402 or 5.9% of the Company’s total assets were represented by “non-qualifying assets.”

(9)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and September 30, 2026 along with transactions during the period ended September 30, 2026 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2026	Interest/Dividend/ Other income
EagleRock Land LLC Class A Units	$—	$135,535	$—	$—	$39,614,867	$39,750,402	$—
HydroSource Holdings, LLC Warrant,expires 4/30/2036	28,719,739	—	(357,421)	17,086,430	(44,071,069)	1,377,679	—
HydroSource Logistics, LLC 3rd Amendment Term Loan	40,240,512	—	(38,923,804)	609,115	(1,925,823)	—	2,586,384
HydroSource Logistics, LLC 5th Amendment Term Loan	—	9,662,639	(9,662,639)	—	—	—	858,881
HydroSource Logistics, LLC Revolver	2,657,450	—	(2,657,450)	—	—	—	159,289
HydroSource Logistics, LLC Term Loan	25,401,878	—	(24,908,179)	228,379	(722,078)	—	1,604,370
HydroSource Midstream, LLC Bridge Term Loan - 14.58%	—	1,316,823	29,308	—	56,218	1,402,349	84,143
HydroSource Midstream, LLC Delayed Draw Term Loan - 15.03%	—	3,126,857	—	—	(20,809)	3,106,048	178,987
HydroSource Midstream, LLC Revolver - 14.58%	—	407,265	—	—	(8,553)	398,712	27,275
HydroSource Midstream, LLC Term Loan - 15.08%	—	18,185,370	51,951	—	169,209	18,406,530	1,161,089
Total Non-Controlled Affiliated Investments	$97,019,579	$32,834,489	$(76,428,234)	$17,923,924	$(6,908,038)	$64,441,720	$6,660,418

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown, the amortization of premium and transfers to the Perpetual Fund (as defined in Note 1 “Organization and Basis of Presentation”).

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $275,844,612 and $192,417,454, respectively, for the period ended September 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING VIII LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2026

	As of September 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $607,322 and $1,231,779, respectively)	$580,416	$1,209,788
Non-controlled affiliated investments (amortized cost of $23,253 and $0, respectively)	64,442	—
Cash and cash equivalents	20,631	52,311
Interest income receivable	3,733	4,870
Receivable for investment sold	39	155
Due from adviser	—	106
Deferred financing costs	1,012	595
Prepaid and other assets	473	75
Total Assets	$670,746	$1,267,900
Liabilities
Term loan (net of $1,012 and $563 of deferred financing costs, respectively)	$148,988	$324,437
Incentive fee payable	26,358	37,358
Management fees payable	2,008	3,859
Interest and credit facility expense payable	1,650	4,289
Unrealized depreciation on unfunded commitments	343	1,006
Directors' fees payable	120	—
Revolving credit facilities payable	—	76,700
Other accrued expenses and other liabilities	761	1,151
Total Liabilities	180,228	448,800
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (6,310,260 and 12,745,660 units issued and outstanding, respectively)	631,026	1,274,566
Common Unitholders’ undrawn commitment: (6,310,260 and 12,745,660 units issued and outstanding, respectively)	(120,865)	(384,504)
Common Unitholders’ return of capital	(4,817)	(9,729)
Common Unitholders’ offering costs	(172)	(347)
Common Unitholders’ capital	505,172	879,986
Accumulated overdistributed earnings	(14,654)	(60,886)
Total Members’ Capital	490,518	819,100
Total Liabilities and Members’ Capital	$670,746	$1,267,900
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$96.89	$94.43

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$16,901	$44,095	$66,056	$111,759
Interest income paid-in-kind	882	1,892	5,198	10,234
Dividend income	6	—	6	—
Other fee income	237	105	726	321
Non-controlled affiliated investments:
Interest income	614	897	5,389	897
Interest income paid-in-kind	822	549	1,271	549
Total investment income	19,462	47,538	78,646	123,760
Expenses
Interest and credit facility expenses	2,583	9,775	13,278	29,094
Incentive fees	789	8,550	9,777	12,669
Management fees	2,008	4,070	8,134	11,247
Administrative fees	182	288	646	809
Professional fees	175	266	414	542
Directors’ fees	28	66	174	185
Other expenses	111	118	415	364
Total expenses	5,876	23,133	32,838	54,910
Net investment income	13,586	24,405	45,808	68,850
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	(16,964)	484	(46,091)	409
Non-controlled affiliated investments	—	—	17,924	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	7,260	31,958	43,889	10,929
Non-controlled affiliated investments	541	(8,398)	(6,908)	(8,398)
Net realized and unrealized (loss) gain on investments	(9,163)	24,044	8,814	2,940
Net increase in Members’ Capital from operations	$4,423	$48,449	$54,622	$71,790
Basic and diluted:
Income per unit	$0.70	$3.80	$6.46	$5.63
Weighted average units outstanding	6,310,260	12,745,660	8,455,393	12,745,660

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2026	$879,986	$(60,886)	$819,100
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	21,419	21,419
Net realized gain on investments	—	67	67
Net change in unrealized appreciation/(depreciation) on investments	—	11	11
Distributions to Members from:
Distributable earnings	—	(25,000)	(25,000)
Total Decrease in Members’ Capital for the three months ended March 31, 2026	—	(3,503)	(3,503)
Members’ Capital at March 31, 2026	879,986	(64,389)	815,597
Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	10,803	10,803
Net realized loss on investments	—	(11,270)	(11,270)
Net change in unrealized appreciation/(depreciation) on investments	—	29,169	29,169
Net Increase (Decrease) in Members’ Capital Resulting from Capital Activity:
Contributions	69,500	—	69,500
Transfer of net assets to the Perpetual Fund pursuant to Exchange Offer on April 1, 2026	(444,314)	32,510	(411,804)
Total (Decrease) Increase in Members’ Capital for the three months ended June 30, 2026	(374,814)	61,212	(313,602)
Members’ Capital at June 30, 2026	505,172	(3,177)	501,995
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	13,586	13,586
Net realized loss on investments	—	(16,964)	(16,964)
Net change in unrealized appreciation/(depreciation) on investments	—	7,801	7,801
Distributions to Members from:
Distributable earnings	—	(15,900)	(15,900)
Total Decrease in Members’ Capital for the three months ended September 30, 2026	—	(11,477)	(11,477)
Members’ Capital at September 30, 2026	$505,172	$(14,654)	$490,518

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

TCW DIRECT LENDING VIII LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	For the nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$54,622	$71,790
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(269,376)	(594,358)
Interest income paid-in-kind	(6,469)	(10,783)
Proceeds from sales and paydowns of investments	192,417	246,423
Net realized (gain) loss on investments	28,167	(409)
Change in net unrealized (appreciation)/depreciation on investments	(36,981)	(2,531)
Amortization of premium and accretion of discount, net	(4,544)	(6,817)
Amortization of deferred financing costs	520	2,412
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(2,260)	(2,562)
(Increase) decrease in receivable for investment sold	116	(1,341)
(Increase) decrease in due from Adviser	52	—
(Increase) decrease in prepaid and other assets	(502)	(35)
Increase (decrease) in incentive fee payable	9,778	12,669
Increase (decrease) in management fees payable	181	1,099
Increase (decrease) in interest and credit facility expense payable	(2,639)	30
Increase (decrease) in directors’ fees payable	147	151
Increase (decrease) in other accrued expenses and other liabilities	(164)	(78)
Net cash used in operating activities	(36,935)	(284,340)
Cash Flows from Financing Activities
Contribution from Members	69,500	239,000
Distributions to Members from distributable earnings	(40,900)	(75,000)
Deferred financing costs paid	(1,858)	(1,507)
Net cash transferred in Exchange Offer	(32,138)	—
Proceeds from credit facilities	274,300	522,200
Repayment of credit facilities	(263,649)	(436,500)
Net cash provided by financing activities	5,255	248,193
Net decrease in cash and cash equivalents	(31,680)	(36,147)
Cash and cash equivalents, beginning of period	52,311	92,946
Cash and cash equivalents, end of period	$20,631	$56,799
Supplemental and non-cash financing activities
Interest expense paid	$14,845	$25,456
Non-cash purchases of investments due to reorganization	$(22,840)	$—
Non-cash sales of investments due to reorganization	$22,840	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

On April 28, 2026, the Company formed a wholly-owned subsidiary, TCW DL HDR MID LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of the Company. As of September 30, 2026, the Company has four wholly-owned subsidiaries, each a single member Delaware limited liability company.

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

September 30, 2026

1.
Organization and Basis of Presentation (Continued)

Term: The term of the Company will continue until January 21, 2029, unless extended or the Company is sooner dissolved as provided in the Company’s LLC Agreement or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Units (the “Unitholders”) and holders of preferred units, if any (together with the Unitholders, the “Members”), at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority representing more than 66 2/3% in interest of the holders of the Units.

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

Capital Commitments: On the Initial Closing Date, the Company began accepting subscription agreements from investors for the private sale of its Units. As of September 30, 2026, the Company has sold 6,310,260 Units for an aggregate offering price of $631,026. Each Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members as unused capital. As of September 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2026 was $4,817.

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

In connection with the completion of the Exchange Offer, the Company transferred to the Perpetual Fund a pro rata share of all of the assets, liabilities and related interests held by the Company immediately prior to the completion of the Exchange Offer, in proportion to the number of Units validly tendered and accepted for exchange, and tendering holders received an equivalent number of the Perpetual Fund units in exchange for the accepted Units. Units accepted for exchange in the Exchange Offer were canceled upon settlement. The Company had an interfund receivable from the Perpetual Fund for cash and investments transferred of $5,433 and $12,003, respectively, and an interfund payable to the Perpetual Fund for cash and investments transferred of $14,748 and $5,846, respectively, in connection with cash and investments transferred between the companies during and after the Exchange Offer which were settled during the three months ended September 30, 2026.

The Company accounted for the Exchange Offer as a non pro rata split-off under the guidance in ASC 845, Nonmonetary Transactions, under the relevant guidance pertaining to nonreciprocal transfer to owners. Management evaluated the transaction under the applicable guidance for investment companies and nonreciprocal transfers and concluded that the transfer resulted in a disposition of the transferred investments for financial reporting purposes. Accordingly, the Company derecognized the transferred investments and recognized realized gains and losses equal to the difference between the investments' fair values immediately prior to the transfer and their original cost basis. The net realized loss recognized as a result of the transaction was $11,605 and is included in net realized gain (loss) on investments within the Company’s Consolidated Statement of Operations. The net realized loss was allocated to the investors that transferred to the Perpetual Fund on the exchange date of April 1, 2026. The Company retained the investments and net assets associated with the unitholders that elected to remain invested in the Company.

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

September 30, 2026

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, PIK interest income earned was $1,704 and $6,469, respectively, representing 8.8% and 8.2%, respectively, of investment income. For the three and nine months ended September 30, 2025, PIK interest income earned was $2,441 and $10,783, respectively, representing 5.1% and 8.7%, respectively, of investment income.

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

September 30, 2026

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Units through the Closing Period. Organizational costs are expensed as incurred and since inception, the Company has incurred $718 in organizational costs, of which $0 was expensed during the three and nine months ended September 30, 2026. Since inception, the Company has incurred $172 in offering costs, all of which were charged to Members’ Capital as of December 31, 2024.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2026, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code and has made such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Recent Accounting Pronouncements: In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to provide certain related disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

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

September 30, 2026

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

September 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$599,858	$599,858
Equity	39,750	—	5,251	45,001
Cash equivalents	20,392	—	—	20,392
Total	$60,142	$—	$605,109	$665,251

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$1,169,913	$1,169,913
Equity	—	—	39,875	39,875
Cash equivalents	41,045	—	—	41,045
Total	$41,045	$—	$1,209,788	$1,250,833

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2026:

	Debt	Equity	Total
Balance, July 1, 2026	$613,345	$5,016	$618,361
Purchases	12,395	—	12,395
Sales and paydowns of investments	(18,417)	—	(18,417)
Amortization of premium and accretion of discount, net	975	—	975
Net realized loss	(16,967)	—	(16,967)
Net change in unrealized appreciation/(depreciation)	8,527	235	8,762
Balance, September 30, 2026	$599,858	$5,251	$605,109
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$(3,929)	$235	$(3,694)

	Debt	Equity	Total
Balance, January 1, 2026	$1,169,913	$39,875	$1,209,788
Purchases, including payments received in-kind	298,328	357	298,685
Sales and paydowns of investments	(214,254)	(1,139)	(215,393)
Investments transferred pursuant to Exchange Offer	(637,861)	(23,395)	(661,256)
Amortization of premium and accretion of discount, net	4,544	—	4,544
Net realized (loss) gain	(42,728)	14,558	(28,170)
Net change in unrealized appreciation/(depreciation)	21,916	(25,005)	(3,089)
Balance, September 30, 2026	$599,858	$5,251	$605,109
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$195	$4,179	$4,374

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

The Company did not have any transfers between levels during the three and nine months ended September 30, 2026 and 2025.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$517,040	Income Method	Discount Rate	8.8% to 27.2%	12.4%	Decrease
Debt	$76,316	Market Method	EBITDA Multiple	5.3x to 9.8x	6.3x	Increase
Debt	$6,502	Income Method	Discount Rate	15.7% to 18.0%	16.8%	Decrease
		Market Method	EBITDA Multiple	3.1x to 4.1x	3.6x	Increase
Equity	$5,092	Market Method	EBITDA Multiple	4.6x to 6.0x	5.2x	Increase
Equity	$95	Market Method	Revenue Multiple	1.0x to 1.2x	1.1x	Increase
Equity	$64	Market Method	EBITDA Multiple	5.5x to 6.5x	6.0x	Increase
		Market Method	Revenue Multiple	0.5x to 0.7x	0.6x	Increase

* Weighted based on fair value

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

During the nine months ended September 30, 2026, six debt investments with an aggregate fair value of $19,414 transitioned from a yield analysis valuation model to a market approach valuation model, one debt investment with a fair value of $23,947 transitioned from a market approach valuation model to a yield analysis valuation model and one debt investment with a fair value of $11,044 transitioned from a yield analysis and market approach valuation model to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

As of September 30, 2026, the Company has one equity investment with a fair value of $39,750 which is subject to a contractual sale restriction. The equity investment is subject to both a standard initial public offering lock-up period of six months which expires on November 9, 2026 (the “Standard Lock-up Period”) as well as a special lock-up period of 18 months which expires on November 13, 2027 (the “Special Lock-up Period”). Between the Standard Lock-up Period and Special Lock-up Period, the Company can initiate a secondary transaction; however, the Company does not have the ability to freely trade the equity investment with no restrictions until the end of the Special Lock-up Period unless consent is obtained from the issuer. In accordance with ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, as the restrictions are specific to a contract that the Company is party to and not to all market participants, the restrictions are not taken into account for the measurement of the equity investment’s fair value.

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

September 30, 2026

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

For the three and nine months ended September 30, 2026, Management Fees incurred were $2,008 and $8,134, respectively, and $2,008 remained payable as of September 30, 2026. For the three and nine months ended September 30, 2025, Management Fees incurred were $4,070 and $11,247, respectively, and $4,070 remained payable as of September 30, 2025.

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

September 30, 2026

4.
Agreements and Related Party Transactions (Continued)

For the three and nine months ended September 30, 2026, Incentive Fees incurred were $789 and $9,777, respectively. For the three and nine months ended September 30, 2025, Incentive Fees incurred were $8,550 and $12,669, respectively. The Company has not made any incentive fee payments to the Adviser and as of September 30, 2026 and December 31, 2025, the Company's incentive fee payable to the Adviser was $26,358 and $37,358, respectively.

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

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026 and December 31, 2025:

			September 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,809	$19	$6,195	$46
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	80	1	—	—
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	3,209	57	—	—
CF Newco, Inc.	Revolver	December 2029	1,394	—	2,815	—
Cinelease, LLC	ABL Term Loan	July 2030	499	27	6,152	185
Comprehensive Logistics Co., LLC	Revolver	March 2026	—	—	4,556	59
CSAT Holdings LLC	Revolver	June 2028	—	—	1,311	1
D&D Buyer, LLC	Revolver	October 2029	711	—	1,916	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	1,268	—	—	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	—	—	11,607	429
Five Star Buyer, Inc.	Revolver	February 2028	751	195	1,517	100
Great Kitchens Food Company, Inc.	Revolver	May 2029	—	—	6,902	—
Helix Sleep, Inc.	Revolver	November 2030	945	—	1,908	23
Hoffmaster Group, Inc.	Revolver	May 2028	1,037	6	2,096	16
HydroSource Logistics, LLC	Revolver	April 2029	—	—	190	—
HydroSource Midstream, LLC	Revolver	April 2031	950	20	—	—
Pallet Logistics of America, LLC	Revolver	November 2029	487	17	1,589	51
Red Robin International, Inc.	Revolver	September 2027	426	—	1,240	9
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	1,503	—	3,035	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2027	838	—	3,959	—
Viva 5 Group, LLC	Revolver	May 2030	133	1	5,418	87
Total			$16,040	$343	$62,406	$1,006

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

5.
Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company is not aware of any pending or threatened litigation.

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

6.
Members' Capital

The Company’s Unit activity for the three and nine months ended September 30, 2026 and 2025, was as follows (See Note 1):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Units at beginning of period	6,310,260	12,745,660	12,745,660	12,745,660
Units tendered and accepted for exchange in connection with the Exchange Offer (see Note 1)	—	—	(6,435,400)	—
Units issued and committed at end of period	6,310,260	12,745,660	6,310,260	12,745,660

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2026.

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2026, the Company was in compliance with such covenants.

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

September 30, 2026

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2026, the Borrower was in compliance with such covenants.

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

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

7.
Credit Facilities (Continued)

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2026 and December 31, 2025 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – September 30, 2026	$—	$—	$—
Asset Based Credit Facility – September 30, 2026	$300,000	$150,000	$150,000
Subscription Based Credit Facility – December 31, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – December 31, 2025	$650,000	$361,200	$288,800
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $150,000 and $325,000, respectively, of Term Loans and $0 and $36,200, respectively, of revolving credit lines.

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

As of September 30, 2026 and December 31, 2025, $1,012 and $595, respectively, of deferred financing costs related to the revolving credit lines had yet to be amortized and $1,012 and $563, respectively, of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of September 30, 2026	As of December 31, 2025
Principal amount outstanding on Term Loan	$150,000	$325,000
Deferred financing costs	(1,012)	(563)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$148,988	$324,437

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2026 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,249	$8,754	$12,326	$25,666
Undrawn commitment fees	131	252	395	959
Administrative fees	12	12	37	57
Amortization of deferred financing costs	191	757	520	2,412
Total	$2,583	$9,775	$13,278	$29,094
Weighted average interest rate	5.79%	6.90%	5.86%	7.09%
Average outstanding balance	$152,043	$496,722	$277,533	$477,500

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

As of September 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$650,967	$1,272,824
Unrealized appreciation	$44,087	$38,544
Unrealized depreciation	$(29,804)	$(60,535)
Net unrealized appreciation/(depreciation) on investments	$14,283	$(21,991)

The Company's investment in HydroSource Holdings, LLC warrant is held through TCW DL HDR MID LLC, a wholly owned subsidiary of the Company. The fair value of such equity investment as of September 30, 2026 is net of a $484 deferred tax liability recorded by TCW DL HDR MID LLC. TCW DL HDR MID LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

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

9.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in members' capital from operations, changes in members' capital from Company Unit transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as members' capital, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

10.
Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2026 and 2025 is presented below.

	For the nine months ended September 30,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$94.43	$96.87
Income from Investment Operations:
Net investment income(2)	5.55	5.40
Net realized and unrealized gain(2)	1.39	0.23
Total income from investment operations	6.94	5.63
Less Distributions:
From net investment income(3)	(4.48)	(5.88)
Total distributions	(4.48)	(5.88)
Net Asset Value Per Unit (accrual base), End of Period	$96.89	$96.62
Unitholder Total Return(4)(5)	8.72%	9.36%
Unitholder IRR before incentive fee(6)	15.02%	15.30%
Unitholder IRR(6)	13.09%	13.24%
Ratios and Supplemental Data:
Members’ Capital, end of period	$490,518	$847,019
Units outstanding, end of period	6,310,260	12,745,660
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(7)	7.12%	10.19%
Ratio of financing cost to average net assets(5)	2.15%	4.04%
Ratio of net investment income to average net assets(7)	9.93%	12.78%
Ratio of incentive fees to average net assets(8)	2.12%	2.35%
Credit facility payable	150,000	485,700
Asset coverage ratio	4.27	2.74
Portfolio turnover rate(5)	21.42%	21.31%
(1)
Per unit data was calculated using the number of Units issued and outstanding as of September 30, 2026 and 2025, unless otherwise noted.
(2)
For the nine months ended September 30, 2026, net investment income and net realized and unrealized gain amounts per unit were calculated based on the 12,745,660 Units outstanding during the three months ended March 31, 2026, the 6,310,260 Units outstanding during the three months ended June 30, 2026, and the 6,310,260 Units outstanding during the three months ended September 30, 2026, respectively.
(3)
Distributions per unit were calculated based on the 12,745,660 and 6,310,260 outstanding Units at the time of distribution.
(4)
The Total Return for the nine months ended September 30, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(5)
Not annualized.
(6)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 15.02%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 13.09% through September 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(7)
Annualized except for organizational costs.
(8)
Annualized.

TCW DIRECT LENDING VIII LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

On May 27, 2021 (“Inception Date”), we issued 10 Common Units at an aggregate purchase price of $1.0 thousand to TCW Asset Management Company LLC (“TAMCO”). On January 21, 2022 (the “Initial Closing Date”), we began accepting subscription agreements from investors for the private sale of our Units and we completed the first closing of the sale of our Units pursuant to which we sold 4,543,770 Units for an aggregate purchase price of $454.4 million. On July 8, 2022 we completed the second closing of the sale of our Units pursuant to which we sold 2,178,280 Common Units for an aggregate offering price of $217.8 million. On November 14, 2022, we completed the third closing of the sale of our Common Units pursuant to which we sold 642,500 Common Units for an aggregate offering price of $64.3 million

On January 6, 2023, our Board of Directors (the “Board”) approved a 6-month extension of the period for which we may continue to accept subscription agreements and issue Units from January 21, 2023 to July 21, 2023 (the “Closing Period”). On July 26, 2023, our Amended and Restated Limited Liability Company Agreement was amended to extend the Closing Period to be the twenty-four month period following our initial closing, until January 21, 2024 by a majority vote of our Unitholders.. On April 3, 2023, we completed the fourth closing of the sale of our Common Units pursuant to which we sold 1,025,550 Common Units for an aggregate offering price of $102.6 million. On July 24, 2023, we completed the fifth closing of the sale of our Common Units pursuant to which we sold 1,173,625 Common Units for an aggregate offering price of $117.4 million. On December 13, 2023, we completed the sixth closing of the sale of our Common Units pursuant to which we sold 1,145,325 Common Units for an aggregate offering price of $114.5 million. On January 18, 2024, we completed the seventh closing of the sale of our Common Units pursuant to which we sold 734,300 Common Units for an aggregate offering price of $73.4 million. On February 16, 2024, our Amended and Restated Limited Liability Company Agreement was amended such that the definition of the Closing Period was amended to be the twenty-six month period following the Initial Closing Date which ended on March 21, 2024. On March 19, 2024, we completed the final closing of the sale of our Common Units pursuant to which the Company sold 1,302,300 Common Units for an aggregate offering price of $130.2 million.

As of September 30, 2026, we have sold 6,310,260 Units for an aggregate offering price of $0.6 billion. Each Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The sale of the Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Unit generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.” All Units that are issued will be issued prior to the end of the Closing Period.

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

In connection with the completion of the Exchange Offer, we transferred to the Perpetual Fund a pro rata share of all of the assets, liabilities and related interests held by us immediately prior to the completion of the Exchange Offer, in proportion to the number of Units validly tendered and accepted for exchange, and tendering holders received an equivalent number of the Perpetual Fund units in exchange for the accepted Units. Units accepted for exchange in the Exchange Offer were canceled upon settlement.

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

On April 28, 2026 we formed a wholly-owned subsidiary, TCW DL HDR MID LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of ours. As of September 30, 2026, we have four wholly-owned subsidiaries, each a single member Delaware limited liability company.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital at the end of the period during which Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. Since inception, we have expensed $0.7 million in organizational costs, of which $0 was expensed during the three and nine months ended September 30, 2026. Since inception, we have incurred $0.2 million of offering costs all of which were charged directly to Members’ Capital as of December 31, 2024.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, PIK interest income earned was $1.7 million and $6.5 million, respectively, representing 8.8% and 8.2%, respectively, of investment income. For the three and nine months ended September 30, 2025, PIK interest income earned was $2.4 million and $10.8 million, respectively, representing 5.1% and 8.7%, respectively, of investment income.

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

Investment Activity

As of September 30, 2026, our portfolio consisted of 60 debt investments and five equity investments. Based on fair values as of September 30, 2026, our portfolio was 93.0% invested in debt investments which were all senior secured term loans and revolving loans and 7.0% invested in equity investments which were common units and warrants. Debt investments in one portfolio company were on non-accrual status as of September 30, 2026, representing 0.4% and 0.4% of our portfolio's fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2026:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	9%
Specialty Retail	8%
Personal Care Products	8%
Commercial Services & Supplies	7%
Containers & Packaging	7%
Energy Equipment & Services	6%
Food Products	5%
Building Products	5%
Leisure Products	4%
Oil, Gas & Consumable Fuels	4%
Metals & Mining	4%
Health Care Equipment & Supplies	4%
Information Technology Services	3%
Machinery	3%
Ground Transportation	3%
Automobile Components	3%
Software	3%
Household Durables	2%
Professional Services	2%
Construction & Engineering	2%
Paper & Forest Products	2%
Trading Companies & Distributors	2%
Transportation Infrastructure	2%
Consumer Durables & Apparel	1%
Consumer Discretionary Textiles, Apparel & Luxury Goods	1%
Total	100%

Interest income including interest income paid-in-kind, was $19.2 million and $47.4 million for the three months ended September 30, 2026 and 2025, respectively.

Interest income including interest income paid-in-kind, was $77.9 million and $123.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$19,462	$47,538	$78,646	$123,760
Total expenses	5,876	23,133	32,838	54,910
Net investment income	13,586	24,405	45,808	68,850
Net realized (loss) gain on investments	(16,964)	484	(28,167)	409
Net change in unrealized appreciation/(depreciation) on investments	7,801	23,560	36,981	2,531
Net increase in Members’ Capital from operations	$4,423	$48,449	$54,622	$71,790

Total investment income

Total investment income for the three months ended September 30, 2026 and 2025 was $19.5 million and $47.5 million, respectively, and included other fee income of $0.2 million and $0.1 million, respectively. Total investment income for the nine months ended September 30, 2026 and 2025 was $78.6 million and $123.8 million, respectively, and included other fee income of $0.7 million and $0.3 million, respectively. The decrease in total investment income during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to the transfer of a portion of our investments to the Perpetual Fund in accordance with the terms of the Exchange Offer which decreased the par value of the debt investments in our portfolio to $629.5 million as of September 30, 2026 compared to $1.3 billion as of September 30, 2025.

Total Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Expenses
Interest and credit facility expenses	$2,583	$9,775	$13,278	$29,094
Incentive fees	789	8,550	9,777	12,669
Management fees	2,008	4,070	8,134	11,247
Administrative fees	182	288	646	809
Professional fees	175	266	414	542
Directors’ fees	28	66	174	185
Other expenses	111	118	415	364
Total expenses	$5,876	$23,133	$32,838	$54,910

Our total expenses for the three months ended September 30, 2026 and 2025 were $5.9 million and $23.1 million, respectively. Our total expenses include incentive fees of $0.8 million and $8.6 million; and management fees attributed to the Adviser of $2.0 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively.

Our total expenses for the nine months ended September 30, 2026 and 2025 were $32.8 million and $54.9 million, respectively. Our total expenses include incentive fees of $9.8 million and $12.7 million; and management fees attributed to the Adviser of $8.1 million and $11.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Total expenses decreased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 due to a reduction in our investments and outstanding credit facility principal balance from the sale of investments to the Perpetual Fund which caused a decrease in interest and credit facility expenses and management fees. Interest and credit facility expenses decreased primarily due to a decrease in our average outstanding principal balance which decreased due to the transfer of debt to the Perpetual Fund pursuant to the terms of the Exchange Offer coupled with a decrease to the weighted average interest rate during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. Management fees also decreased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 due to a decrease in the investment cost basis for which management fees are based caused by the transfer of investments to the Perpetual Fund. Incentive fees also decreased due to the absence of net realized and unrealized gains during the three months ended September 30, 2026 coupled with the decrease in net investment income during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, as described below.

Net investment income

Net investment income for the three months ended September 30, 2026 and 2025 was $13.6 million and $24.4 million, respectively. Net investment income for the nine months ended September 30, 2026 and 2025 was $45.8 million and $68.9 million, respectively. The decrease in our net investment income during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to the decrease in investment income partially offset by a decrease to expenses, as described above.

Net realized (loss)/gain on investments

During the three months ended September 30, 2026 and 2025 we recognized ($17.0) million and $0.5 million, respectively, in realized (losses)/gains on investments. During the nine months ended September 30, 2026 and 2025 we recognized $(28.2) million and $0.4 million, respectively, in realized (losses)/gains on investments. Our net realized loss during the three months ended September 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Hop Energy, LLC	Term Loan; Term Loan B	(16,963)
Eastern Metal Supply Borrower, LLC	Term Loan	(67)
All others	Various	66
Net realized loss		$(16,964)

Our net realized loss during the nine months ended September 30, 2026 was primarily due to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Hop Energy, LLC	Term Loan; Term Loan B	$(16,963)
Investments transferred pursuant to Exchange Offer*	Various	(11,605)
CSAT Investment Holdings LLC	Warrant, expires 3/1/32	394
All others	Various	7
Net realized loss		$(28,167)

*During the nine months ended September 30, 2026, we recognized a realized loss of $11.6 million on the investments transferred as part of the Exchange Offer. This loss was only incurred by the investors that transferred to the Perpetual Fund on the exchange date of April 1, 2026.

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2026 and 2025 was $7.8 million and $23.6 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Hop Energy, LLC	Term Loan; Term Loan B	$12,588	*
Mark Andy, Inc.	Term Loan	2,379
HydroSource Holdings, LLC	Warrant, expires 4/30/36	1,059
Signature Brands, LLC	Term Loan	974
SUP Parent Holdings, LLC	Common Units	(775)
EagleRock Land LLC	Class A Units	(860)
Five Star Buyer, Inc.	Term Loan	(1,957)
Fenix Intermediate LLC	Term Loan B	(4,638)
All others	Various	(969)
Net change in unrealized appreciation/(depreciation)		$7,801

*Includes reversal of previously recognized unrealized (depreciation)/appreciation recognized during the three months ended September 30, 2026 as realized gains/(losses) and/or accelerated original issue discount.

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

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2026 and 2025 was $37.0 million and $2.5 million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
EagleRock Land LLC**	Class A Units	$39,615
Investments transferred pursuant to Exchange Offer***	Various	11,605
Hop Energy, LLC	Term Loan; Term Loan B	11,851	*
HydroSource Holdings, LLC	Warrant, expires 4/30/36	1,378
Lumos Holdings US Acquisition Co. (Life Fitness)	Term Loan	612
CEC Entertainment, LLC	Term Loan	(677)
HydroSource Logistics, LLC	3rd Amendment Term Loan	(708)
The HC Companies, Inc.	Term Loan	(851)
SUP Parent Holdings, LLC	Common Units	(1,052)
Mark Andy, Inc.	Term Loan	(1,612)
Connect America.com, LLC	Last Out Term Loan	(1,951)
Five Star Buyer, Inc.	Term Loan	(1,953)
Fenix Intermediate LLC	Term Loan B	(5,712)
HydroSource Logistics, LLC**	Warrant, expires 4/4/34	(11,276)	*
All others	Various	(2,288)
Net change in unrealized appreciation/(depreciation)		$36,981

*Includes reversal of previously recognized unrealized (depreciation)/appreciation recognized during the nine months ended September 30, 2026 as realized gains/(losses) and/or accelerated original issue discount.

**The HydroSource Logistics, LLC warrants were converted into EagleRock Land LLC Class A Units at their cost basis.

***Includes reversal of previously recognized unrealized (depreciation)/appreciation. During the nine months ended September 30, 2026 we recognized a realized loss of $11.6 million on the investments transferred as part of the Exchange Offer. This loss was only incurred by the investors that transferred to the Perpetual Fund on the exchange date of April 1, 2026.

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

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended September 30, 2026 and 2025 was $4.4 million and $48.4 million, respectively.

Our net increase in Members’ Capital from operations during the nine months ended September 30, 2026 and 2025 was $54.6 million and $71.8 million, respectively.

The relative decrease in Net increase in Members' Capital from operations during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily attributable to net realized and unrealized losses on investments of $9.2 million during the three months ended September 30, 2026 compared to net realized and unrealized gains on investments of $24.0 million during the three months ended September 30, 2025 coupled with a decrease in net investment income, as described above.

The relative decrease in Net increase in Members' Capital from operations during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily attributable to the decrease in net investment income described above which was partially offset by higher net realized and unrealized gains on investments of $8.8 million during the nine months ended September 30, 2026 compared to net realized and unrealized gains on investments of $2.9 million during the nine months ended September 30, 2025.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2026, we have sold 6,310,260 Units for an aggregate offering price of $0.6 billion. We commenced operations during the three months ended March 31, 2022. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of September 30, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Commitments	$631,026	$1,274,566
Undrawn commitments	$120,865	$384,504
Percentage of commitments funded	80.8%	69.8%
Units	6,310,260	12,745,660

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

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2026, we were in compliance with such covenants.

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

Under the Asset Based Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Asset Based Credit Facility also includes events of default that are customary for similar credit facilities. As of September 30, 2026, the Borrower was in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2026 and December 31, 2025 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Subscription Based Credit Facility – September 30, 2026	$—	$—	$—
Asset Based Credit Facility – September 30, 2026	$300,000	$150,000	$150,000
Subscription Based Credit Facility – December 31, 2025	$50,000	$40,500	$9,500
Asset Based Credit Facility – December 31, 2025	$650,000	$361,200	$288,800
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $150.0 million and $325.0 million, respectively, of Term Loans and $0 and $36.2 million, respectively, of revolving credit lines.

Costs associated with the revolving credit lines are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan. We incurred $1.9 million in financing costs related to Amendment No. 4.

As of September 30, 2026 and December 31, 2025, $1.0 million and $0.6 million, respectively, of deferred financing costs related to the revolving credit lines had yet to be amortized and $1.0 million and $0.6 million, respectively, of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three and nine months ended September 30, 2026 and 2025 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,249	$8,754	$12,326	$25,666
Undrawn commitment fees	131	252	395	959
Administrative fees	12	12	37	57
Amortization of deferred financing costs	191	757	520	2,412
Total	$2,583	$9,775	$13,278	$29,094
Weighted average interest rate	5.79%	6.90%	5.86%	7.09%
Average outstanding balance	$152,043	$496,722	$277,533	$477,500

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

			September 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,809	$19	$6,195	$46
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	80	1	—	—
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	3,209	57	—	—
CF Newco, Inc.	Revolver	December 2029	1,394	—	2,815	—
Cinelease, LLC	ABL Term Loan	July 2030	499	27	6,152	185
Comprehensive Logistics Co., LLC	Revolver	March 2026	—	—	4,556	59
CSAT Holdings LLC	Revolver	June 2028	—	—	1,311	1
D&D Buyer, LLC	Revolver	October 2029	711	—	1,916	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	1,268	—	—	—
Fenix Intermediate LLC	Delayed Draw Term Loan B-2	March 2027	—	—	11,607	429
Five Star Buyer, Inc.	Revolver	February 2028	751	195	1,517	100
Great Kitchens Food Company, Inc.	Revolver	May 2029	—	—	6,902	—
Helix Sleep, Inc.	Revolver	November 2030	945	—	1,908	23
Hoffmaster Group, Inc.	Revolver	May 2028	1,037	6	2,096	16
HydroSource Logistics, LLC	Revolver	April 2029	—	—	190	—
HydroSource Midstream, LLC	Revolver	April 2031	950	20	—	—
Pallet Logistics of America, LLC	Revolver	November 2029	487	17	1,589	51
Red Robin International, Inc.	Revolver	September 2027	426	—	1,240	9
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	1,503	—	3,035	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2027	838	—	3,959	—
Viva 5 Group, LLC	Revolver	May 2030	133	1	5,418	87
Total			$16,040	$343	$62,406	$1,006

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

Interest Rate Risk. As of September 30, 2026, 99% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$18,923	$4,563	$14,360
Up 200 basis points	12,616	3,042	9,574
Up 100 basis points	6,308	1,521	4,787
Down 100 basis points	(6,277)	(1,521)	(4,756)
Down 200 basis points	(12,087)	(3,042)	(9,045)
Down 300 basis points	(13,883)	(4,563)	(9,320)

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

10.5

Amendment No. 1 to Credit and Security Agreement, dated as of August 11, 2023, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2023)

10.6

Amendment No. 2 to Credit and Security Agreement, dated as of February 2, 2024, by and among TCW DL VIII Financing LLC, as Borrower, the Lenders from time to time party thereto; PNC Bank, National Association, as Facility Agent, U.S. Bank National Association, as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2024)

10.7

First Amendment to Revolving Credit Agreement dated as of March 7, 2025, by and among TCW Direct Lending VIII LLC, as Borrower, PNC Bank National Association as administrative agent for the Lenders (in such capacity, the

Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2025).

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

TCW DIRECT LENDING VIII LLC
Date: November 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: November 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer